Form 10-K
period 2016-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2017-02-28
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 001-13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-2059785
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1299 OCEAN AVENUE, SECOND FLOOR SANTA MONICA, CALIFORNIA	90401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 255-4493

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series A Cumulative Preferred Stock, $0.01 Par Value	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, $0.01 Par Value	New York Stock Exchange
Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value	New York Stock Exchange
Common Stock, $0.01 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2016 was approximately $442,541,533.

As of February 24, 2017, the registrant had 95,771,166 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2017 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2016

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

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As long as we retain our REIT status, we generally will not be subject to federal or state income taxes to the extent that we distribute our taxable net income to our stockholders, and we routinely distribute to our stockholders substantially all of the income generated from our operations. In order to qualify as a REIT, we must meet various ongoing requirements under the tax law, including requirements relating to the composition of our assets, the nature of our gross income, minimum distribution requirements and requirements relating to the ownership of our stock.

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

Our Manager will also perform such other services and activities relating to our assets and operations as described in the Management Agreement. In exchange for services provided, our Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “assume,” “intend,” “seek,” “plan,” “target,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by reference to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause our actual results to differ materially and adversely from those projected are described below and may be described from time to time in reports we file with the U.S. Securities and Exchange Commission, or the SEC,

including our Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, that may affect our actual results may be forward-looking: risks associated with investing in mortgage-backed securities, or MBS, and related assets; changes in interest rates and the market value of our target investments; changes in prepayment rates of the mortgage loans securing our mortgage-related investments; changes in the yield curve; the credit performance of our Non-Agency MBS and residential mortgage loans held-for-investment; the concentration of the credit risks we are exposed to; the state of the credit markets and other general economic conditions, particularly as they affect the price of earnings assets and the credit status of borrowers; the availability of our target investments for purchase at attractive prices; the availability of financing for our target investments, including the availability of repurchase agreement financing; declines in home prices; increases in payment delinquencies and defaults on the mortgages comprising and underlying our target investments; changes in liquidity in the market for MBS, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of MBS available-for-sale; changes in the values of the MBS and other mortgage-related investments in our portfolio and the impact of adjustments reflecting those changes on our financial statements; our ability to generate the amount of cash flow we expect from our target investments; changes in our investment and financial strategies and the new risks that those changes may expose us to; changes in the competitive environment within our industry, including changes that may affect our Manager’s ability to attract and retain personnel; our ability to successfully diversify our business into new investments and manage the new risks they may expose us to; our ability to manage various operational and regulatory risks associated with our business; our ability to establish, adjust and maintain appropriate hedges for the risks to our portfolio; legislative and regulatory actions affecting the mortgage and derivatives industries or our business; implementation of or changes in government regulations or programs affecting our business; changes due to the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis and our ability to respond to and comply with such actions and changes; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; limitations imposed on our business due to our REIT status as exempt from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth.  All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report on Form 10-K, “Company,” “we,” “us,” “our” and “Anworth” refer to Anworth Mortgage Asset Corporation.

Our Investment Strategy

Our investment objective is to provide attractive risk-adjusted total returns to our stockholders over the long-term primarily through dividends and secondarily through capital appreciation. Our strategy is to invest in residential MBS (both Agency MBS and Non-Agency MBS), residential mortgage loans and residential rental properties.

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

Currently, we also invest in the subordinate classes of newly-formed securitization trusts, which allows us to consolidate all of the loans of these trusts. These residential mortgage loans are financed through ABS issued by the securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained net interest in the loans held in the securitization trusts.

We employ short-term borrowing to attempt to increase potential returns to our stockholders. Pursuant to our Capital and Leverage Policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

The amount of leverage we deploy for particular investments in our target investments depends upon an assessment of a variety of factors, which may include: the anticipated liquidity and price volatility of our assets; the gap between the duration of our assets and liabilities, including hedges; the availability and cost of financing our assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. economy and residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our Agency MBS and Non-Agency MBS; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve.

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

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2016, we had approximately $3.91 billion of outstanding balances under repurchase agreements with 17 different counterparties, with a maximum net exposure (the difference between the amount loaned to us and the value of the assets pledged by us as collateral) to any single lender of approximately $54.6 million, or approximately 8.6% of our equity.

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

Non-Agency MBS

Non-Agency MBS includes both senior and mezzanine MBS. Senior MBS refers to Non-Agency MBS that represent the senior-most tranches – that is, tranches which have the highest priority claim to cash flows from the related collateral pool within the MBS structure. Mezzanine MBS refers to subordinated tranches within the collateral pool. The Non-Agency MBS we purchase may include investment grade and non-investment grade classes including non-rated securities.

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

Residential Mortgage Loans Held-for-Investment

We invest in residential mortgage loans held-for-investment through consolidated securitization trusts. We finance our residential mortgage loans through ABS issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained net interest in the loans held in the securitization trusts.

Residential Real Estate

These assets consist primarily of single-family residential properties which, after renovation, we lease to tenants. Our focus is on acquiring properties located in in-migration geographical areas that can produce high occupancy and attractive rental rates and generate long-term property appreciation.

While we presently have not acquired any single-family residential mortgage loans outside of securitized loan trusts, it is expected that we may do so in the future. After that time, it is expected that any properties acquired through foreclosure of mortgage loans that we own may be allocated to our rental properties portfolio.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our Board. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2016, our leverage on capital (including common stockholders’ equity, all preferred stock and junior subordinated notes) was 5.65x.

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

Agency MBS are collateralized by pools of fixed-rate mortgage loans, or FRMs, adjustable-rate mortgage loans, or ARMs, and hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically ranging from three to ten years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs depends upon our Manager’s assessment of the relative value of the securities, which is based upon numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.

The types of residential pass-through certificates in which we invest, or which may comprise the CMOs in which we may invest, are described below.

Freddie Mac and Fannie Mae

We invest in Agency MBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency, or the FHFA, the U.S. Department of Housing and Urban Development, the SEC and the U.S. Department of the Treasury, or the U.S. Treasury, and are currently operating under the conservatorship of the FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. Government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package the purchased mortgage loans into guaranteed MBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or, on the underlying loans held within the securitization trust, in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as “conforming loans”) and may be fixed- or adjustable-rate loans with original terms to maturity of up to 40 years.

Mortgage Credit Investments

Non-Agency MBS

Non-Agency MBS are securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of MBS. Non-Agency MBS are often referred to as “private label MBS.” Non-Agency MBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance, and they may also be bought at significant discounts. As such, Non-Agency MBS can carry a significantly higher level of credit exposure relative to the credit exposure of Agency MBS. We may also purchase highly-rated instruments that benefit from credit enhancement or non-investment grade instruments that absorb credit risk. We focus primarily on Non-Agency MBS where the underlying mortgages are secured by residential properties within the United States. Non-Agency MBS also include securitized non-performing loans where resolution of the loans may come from loan modifications, short sales or foreclosures. While there is a high expectation of losses on these loans, the bonds benefit from credit enhancement and over-collateralization.

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

Residential Mortgage Loans Held-for-Investment

We invest in residential mortgage loans held-for-investment through consolidated securitization trusts. We finance residential mortgage loans through ABS issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained net interest in the loans held in the securitization trusts.

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

Other Mortgage-Related Assets

Mortgage Loans. We may also acquire and accumulate mortgage loans as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality MBS in order to enhance their value and liquidity. We anticipate that any mortgage loans that we would acquire and do not immediately securitize, will not constitute more than 40% of our total mortgage-related assets at any time. Mortgage loans would be acquired with the intent of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. We intend to validate all appraisals and the determination of obtaining any additional appraisals will be made before acquisition.

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

•

We have a formal internal audit function, through the current use of an outsourced firm, to further the effective functioning of our internal controls and procedures. Our internal auditors report directly to our Audit Committee and the internal audit function is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which requires an evaluation of internal control over financial reporting in association with our consolidated financial statements as of December 31, 2016 (see Item 9A, “Controls and Procedures,” included in this Annual Report on Form 10-K).

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

So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends that we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is distributed to our stockholders on a current basis. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay federal income tax, however, as follows:

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

Currently, dividends paid by regular C corporations to stockholders other than corporations are generally taxed at the rate applicable to long-term capital gains, which is currently a maximum of 20%, subject to certain limitations. Because we are a REIT, however, our dividends, including dividends paid on our stock, including shares of our preferred stock, generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances, including dividend distributions allocable to distributions we have received from a taxable REIT subsidiary or other taxable corporation.

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

In the event a more than de minimis failure of any of the asset tests occurs in a taxable year, as long as the failure was due to reasonable cause and not willful neglect and we dispose of the assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, we may pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed to satisfy any of the asset tests in lieu of having our qualification as a REIT terminated.

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

The following paragraphs discuss in more detail the specific application of the gross income tests to us:

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

Hedging Transactions. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swap agreements, caps and floors, options to purchase these items and futures and forward contracts. Income and gain from certain “hedging transactions” will be excluded from gross income for purposes of both the 95% gross income test and the 75% gross income test. A “hedging transaction” includes any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. We will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into, and to meet certain other requirements. To the extent that any of our hedging transactions do not meet these requirements, or if we hedge for other purposes, or to the extent that a portion of our mortgage loans is not secured by “real estate assets” (as described below under “Asset Tests”), or in other situations, the income from those transactions could be treated as income that does not qualify for purposes of one or both of the gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

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

Although we believe that we have complied with and intend to continue to comply with the foregoing gross asset requirements applicable to REITs, we have held certain non-qualifying assets from time to time. At December 31, 2016, we owned approximately $153.5 million of investments in non-REMIC debt securitizations as well as certain other assets that did not qualify for purposes of the 75% asset test.

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

Taxable REIT Subsidiaries

A Taxable REIT Subsidiary, or TRS, is any corporation in which we own stock (directly or indirectly) and that we and such corporation jointly elect to classify as a TRS. A TRS is not subject to the REIT asset, income and distribution requirements, nor is its assets, liabilities or income treated as our assets, liabilities or income for purposes of each of the above REIT qualification tests. We have incorporated Anworth Property Services, Inc., a wholly-owned subsidiary which we intend will be treated as a TRS, although it has not yet commenced operations. Our TRS will provide an entity through which we may participate in various activities that might otherwise have adverse tax consequences if conducted directly by a REIT or through a QRS. Unlike a REIT, a TRS pays standard corporate taxes on its income. Examples of activities in which a TRS might engage include: sales of assets in the ordinary course of business that would be a prohibited transaction if sold by the parent REIT; certain securitization activities; and certain service activities (including management of properties owned by third parties and non-customary services to real estate tenants). We generally intend to make a taxable REIT subsidiary election with respect to any other corporation in which we acquire securities constituting more than 10% by vote or value of such corporation and that is not a qualified REIT subsidiary. However, the aggregate value of all of our taxable REIT subsidiaries must be limited to 25% of the total value of our assets (20% commencing in 2018).

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

In March 2015, Congresswoman Marsha Blackburn (R-Tennessee) introduced a bill in the U.S. House of Representatives to put the profits of Fannie Mae and Freddie Mac into escrow until reform of these entities is achieved. In April 2016, Congressman Mulvaney (R-South Carolina) introduced the Housing Finance Restructuring Act of 2016, which would recapitalize Fannie Mae and Freddie Mac and release them from the conservatorship of the U.S. government. To date, Congress has not taken any further action on these bills.

Certain actions taken, or that may be taken in the future, by the U.S. government to address the financial crisis could negatively affect the availability of financing, the quantity and quality of available products, or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition.

At its December 2016 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, increased the Fed Funds rate by 0.25% based upon an updated forecast that showed modest changes in the outlook for economic growth and inflation. The FOMC estimated that it will raise the Fed Funds rate three times in 2017. At its January 2017 meeting, the FOMC did not make any change to the Fed Funds rate. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

A failure by the U.S. government to meet the conditions of the Budget Control Act of 2011, or to reduce its budget deficit,  or a further downgrade of U.S. sovereign debt and government-sponsored agency debt, could have a material adverse impact on our borrowings and the valuations of our securities and may have a material adverse impact on our financial condition and results of operations.

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

government and temporarily increase the debt ceiling. In December 2016, Congress passed a bill that would keep the government funded through April 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and of the securities in our portfolio.

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

As the European credit crisis continues, there is a continuing risk to the financial condition and stability of major European banks. Many of the European banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of various investments, including MBS investments. If the European credit crisis continues to impact major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

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

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, or the BBA, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the BBA to the ICE Benchmark Administration, or the IBA, following authorization by the Financial Conduct Authority (the United Kingdom regulators). In October 2014, the IBA proposed a package of measures designed to make LIBOR more accurate and less susceptible to manipulation, including defining which trades can be used to calculate bank borrowing costs and ensuring the calculation of LIBOR is based on actual trades as opposed to estimates. This proposal is facing difficulty gaining acceptance amongst both banking organizations and U.S. and European regulators. At this time, we do not know what changes, if any, will be made by the IBA. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how any change to the LIBOR setting process will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

We invest in certain MBS or other investment securities that are not publicly traded in liquid markets. Moreover, turbulent market conditions could significantly and negatively impact the liquidity of our assets. In some cases, it may be difficult to obtain third-party pricing on certain of our investment securities. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, third-party pricing for illiquid investments may be more subjective than for more liquid investments. The illiquidity of certain investment securities may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded certain of our investment securities. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

From time to time, we enter into interest rate swap agreements to hedge risks associated with movements in interest rates. Entities entering into interest rate swap agreements are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the Commodities Futures Trading Commission, or the CFTC, issued new rules regarding swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Although these rules do not directly affect the negotiations and terms of individual swap transactions between counterparties, they do require that after September 9, 2013, the clearing of all swap transactions occur through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations. Additionally, for all swaps we entered into prior to September 9, 2013, we are not required to clear them through the central clearinghouse and these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions. If the swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligation under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. There may not always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

Competition may prevent us from acquiring mortgage-related assets at favorable yields, and that would negatively impact our profitability.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2016, our Agency MBS had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 37 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 488 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

Increased levels of prepayments from Agency MBS may decrease our net interest income.

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We primarily purchase Agency MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2016, substantially all of our Agency MBS had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2016, 19% of our MBS were 15-year fixed-rate Agency MBS, 3% of our MBS were 20-year and 30-year fixed-rate Agency MBS and approximately 13% of our MBS were fixed-rate Non-Agency MBS.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS (including hybrid adjustable-rate MBS) are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2016, approximately 65% of our MBS were adjustable-rate securities.

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

Generally, Non-Agency MBS have greater price sensitivity than Agency MBS, which could cause fluctuations in our book value. Such price fluctuations could cause repurchase agreement lenders to require greater amounts of collateral and higher margin requirements, which could affect our results of operations and could cause us to sell our Non-Agency MBS at potentially distressed prices in periods of significant price fluctuation. It could also cause repurchase agreement lenders to withdraw their financing from such investments.

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

We acquire MBS and loans that are subject to defaults, foreclosure timeline extensions, fraud, residential price depreciation, and unfavorable modifications of principal amounts, interest rates and amortization of principal, which could result in losses to us.

Mortgage-backed securities are secured by mortgage loans (primarily single-family residential properties for MBS). Accordingly, the MBS we invest in are subject to all the risks of the respective underlying mortgage loans, including risks of defaults, foreclosure timeline extensions, fraud, price depreciation, and unfavorable modifications of principal amounts, interest rates and amortization of principal, accompanying the underlying mortgage loans.

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

The servicing of the mortgage loans that are the underlying collateral of our Non-Agency MBS is outside of our control, and if this servicing is not successful in limiting future delinquencies, defaults and losses, it could adversely affect our results of operations.

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

The Non-Agency MBS in which we invest, and the mortgage loans underlying the Non-Agency MBS in which we invest,  are subject to delinquency, foreclosure and loss, which could result in losses to us.

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

We may invest in securities in the developing Agency risk transfer sector that are subject to mortgage credit risk.

We may invest in securities in the developing Agency risk transfer sector (“CRT Sector”). The CRT Sector is comprised of the risk sharing transactions issued by Fannie Mae (“CAS”) and Freddie Mac (“STACR”) and similarly structured transactions arranged by third party market principals. The securities issued in the CRT Sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. Currently, CAS and STACR transactions are structured and unsecured and unguaranteed bonds issued by Fannie Mae and Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages originated and guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT Sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities. The holder of the securities in the CRT Sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. Investments in securities in the CRT Sector could cause us to incur losses of income from, and/or losses in market value relating to, those assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

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

New assets may not be as accretive to book value as existing assets. The market value of our assets is sensitive to interest rate fluctuations. In the past as short-term interest rates increased, the market value of our existing assets has declined. As we classify most of our Agency MBS and Non-Agency MBS as available-for-sale, accounting regulations require that any unrealized losses from the decline in market value that are not considered to be an other-than-temporary impairment be carried as “accumulated other comprehensive loss” in the “Stockholders’ equity” section of the consolidated balance sheets. When short-term interest rates stop increasing, or start declining, or when the interest rates on these securities reset, the market value of these assets may increase. This may be more accretive to book value than the new assets that we acquire to replace existing assets.

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

We are dependent upon information systems and communications systems and their failure could significantly disrupt our business.

Our business is highly dependent upon our information and communication systems. Any failure or interruption of our systems, or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results, the market price of our common stock and other securities, and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.

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

These officers and employees are involved in investing both our assets and approximately $9 billion in MBS and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our Company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

Messrs. Lloyd McAdams, Joseph E. McAdams, Charles J. Siegel, John T. Hillman, Ms. Heather U. Baines and others  are officers and employees of PIA Farmland, Inc. and its external manager, PIA, where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties leased to independent farm operators, was incorporated in February 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management, LLC, as to their time commitment. To the extent that significant time is devoted to PIA Farmland, Inc. and its external manager, this could harm our overall management and operating results. Mr. Steven Koomar, the Chief Executive Officer of PIA Farmland, Inc., has no involvement with either our Company or our Manager.

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

We depend on the diligence, experience and skill of the officers and employees of our Manager for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. The key officers of our Manager include Mr. Lloyd McAdams, our Chairman and Chief Executive Officer; Mr. Joseph E. McAdams, our President and Chief Investment Officer; Mr. Charles J. Siegel, our Chief Financial Officer, Treasurer and Secretary; Mr. Brett Roth, Senior Vice President; Ms. Bistra Pashamova, Senior Vice President; and Mr. Evangelos Karagiannis, Vice President. Our dependence on our Manager is heightened by the fact that they have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Messrs. Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

At December 31, 2016, if this termination event had occurred, the termination fee, based on the average annual management fee earned by our Manager during the 24-month period immediately preceding the most recently completed quarter prior to the effective date of termination, would be approximately $25 million.

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

If we elect to not renew the Management Agreement without cause for two years thereafter, we may not retain any of our Manager’s employees to assist us in managing the Company on a full-time or interim basis.

The Management Agreement provides that, without the consent of our Manager, the Company may not, for two years after termination of the Management Agreement, employ any employee of our Manager, or any of its Affiliates, or any person who has been employed by our Manager or any of its Affiliates, at any time within the two-year period immediately preceding the date on which the person commences employment with the Company. This provision would make it unlikely that the Company would be able to immediately rely on the experience and knowledge of the employees of the former Manager to assist in any changes made by our Board, including assisting with the sale, or the sale or liquidation of a substantial portion of the assets, of the Company.

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

Some investors may not view our external management in a positive light, which may affect the market price of our common stock, and may make it more difficult for future offerings of our stock.

Although there are currently other mortgage REITs that are externally-managed, there may be times in the future when some investors may have a preference for internally-managed companies. There may also be times, if there are low returns from our portfolio, when our external management is not viewed in a positive light. In either of these cases, there may be a negative effect on the market price of our common stock, and this may make it difficult for future offerings of our common stock.

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

Our Manager’s liability is limited under the Management Agreement and we have agreed to indemnify our Manager against certain liabilities.

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

Failure of our Manager to comply with SEC rules and regulations could cause various disciplinary actions, which could cause a disruption in services provided to us, and may impact our business operations and our profitability.

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

Our Board may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business, results of operations and stock price.

Our Board can modify or waive our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies may have on our business, operating results and stock price, however, the effects may be adverse.

Risks Related to Our Residential Properties Business

We are in a relatively new industry that has significant competition, and we have limited operating history in this sector, which makes this business difficult to evaluate, and may affect our ability to operate this business in a profitable manner.

Until recently, the single-family residential rental business consisted primarily of private individual investors in local markets and was managed individually or by small local property managers. Within the past several years, several institutional companies and REITs have entered this market and have attempted to acquire and operate single-family properties on a large-scale basis and to achieve attractive yields employing technology through a disciplined approach to acquisitions and leasing, marketing and management. Many of our competitors may be larger and have greater financial, technical, leasing, marketing and other resources than we do, which may affect our ability to acquire our target properties at attractive prices and attract quality tenants.

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

Many factors affect the single-family residential rental market, and the profitability of this business will be affected both by our assumptions about this market and this market’s conditions in our target areas.

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

Initially, our portfolio of properties has been geographically concentrated, and any adverse developments in local economic conditions, or the demand for single-family rental homes in these markets, or the occurrence of natural disasters, may adversely affect the operating results of this business.

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

We believe that, since our initial public offering in 1998, we have operated so as to qualify as a REIT under the Code and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could require us to pay a penalty or jeopardize our REIT status. We hold certain assets and derive certain types of income that do not qualify under various gross asset and income requirements applicable to REITs and, if the amounts of such assets or income exceed thresholds permitted under the Code, our ability to qualify as a REIT could be jeopardized. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effects that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

Our ability to invest in and dispose of TBA contracts could be limited by our REIT status and we could lose our REIT status as a result of these investments.

We regularly purchase agency securities through TBA contracts. In certain instances, rather than take delivery of the agency securities subject to a TBA contract, we will dispose of the TBA contract through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether TBA contracts will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBA contracts will be qualifying income for the 75% gross income test.

Until such time as we seek and receive a favorable private letter ruling from the IRS, or we are advised by counsel that TBA contracts should be treated as qualifying assets for purposes of the 75% asset test, we will limit our investment in TBA contracts and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of TBA contracts should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of TBA contracts and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase agency securities through TBA contracts and to dispose of TBA contracts, through dollar roll transactions or otherwise, could be limited.

Moreover, even if we are advised by counsel that TBA contracts should be treated as qualifying assets or that income and gains from dispositions of TBA contracts should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our TBA contracts, together with our non-qualifying assets for the 75% asset test, exceeded 25% of our gross assets at the end of any calendar quarter or (ii) our income and gains from the disposition of TBA contracts, together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.

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

When purchasing MBS, government securities and interests in loans held in securitization trusts, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents or opinions of tax accountants, for purposes of determining whether and to what extent those securities constitute “real estate assets” for purposes of the REIT asset tests and produce income that qualifies under the REIT income tests. The inaccuracy of any such opinions or statements may harm our REIT qualification and result in significant corporate level tax.

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

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test.  Excluded from the term “investment securities” are, among other things, U.S government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

The Investment Company Act has an exemption for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, we qualify for this exemption if we maintain at least 55% of our assets directly in qualifying assets and at least 80% of our assets must be in both the qualifying assets and other real estate related interests(and no more than 20% comprised of other miscellaneous assets) . In meeting the 55% requirement under the Investment Company Act, the SEC has generally viewed the following asset types as qualifying interests: (1) assets that represent an actual interest in real estate; (2) loans or liens that are fully secured by real estate; (3) assets that can be viewed as the functional equivalent of, and provide the same economic experiencer as, an actual interest in real estate or a loan or lien fully secured by real estate, such as whole pool agency MBS. In meeting the 55% test, we treat MBS issued with respect to an underlying pool for which we hold all issued certificates as qualifying interests and partial pool agency MBS in other real estate related interests in complying with the 80% test. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to maintain our exemption from registration as an investment company by acquiring “mortgages and other liens on and interests in real estate”, we may be precluded from acquiring MBS whose yield is somewhat higher than the yield on “mortgages and other liens on and interests in real estate” that could be purchased in a manner consistent with the exemption.

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

Market Information

Our common stock began trading under the symbol ANH on the New York Stock Exchange on May 9, 2003. Our common stock previously traded under the symbol ANH on the American Stock Exchange. Prior to March 17, 1998, there had been no public market for our common stock. The high and low sale prices of our common stock, as reported by the New York Stock Exchange, for the periods indicated are as follows:

	2016		2015
	High	Low	High	Low
First Quarter	$4.82	$3.89	$5.36	$5.04
Second Quarter	$4.78	$4.59	$5.33	$4.92
Third Quarter	$5.16	$4.61	$5.25	$4.94
Fourth Quarter	$5.38	$4.72	$5.00	$4.35

Holders

As of February 24, 2017, there were approximately 765 record holders of our common stock. On February 24, 2017, the last reported sale price of our common stock on the New York Stock Exchange was $5.41 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on our Board’s evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Common Share	Date Dividends Declared
2016
First quarter ended March 31, 2016	$0.15	March 17, 2016
Second quarter ended June 30, 2016	$0.15	June 16, 2016
Third quarter ended September 30, 2016	$0.15	September 15, 2016
Fourth quarter ended December 31, 2016	$0.15	December 16, 2016
2015
First quarter ended March 31, 2015	$0.15	March 19, 2015
Second quarter ended June 30, 2015	$0.15	June 18, 2015
Third quarter ended September 30, 2015	$0.15	September 17, 2015
Fourth quarter ended December 31, 2015	$0.15	December 17, 2015

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased or Issued	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

Shares purchased previously under this program:			52,888,579	3,035,108
Month #1 (October 1-31)	80,421	$4.78	52,969,000	2,954,687
Month #2 (November 1-30)	-	$-	52,969,000	2,954,687
Month #3 (December 1-31)	-	$-	52,969,000	2,954,687
Total shares purchased this quarter	80,421			2,954,687
Total shares issued under the 2015 DRP Plan this quarter	56,594			3,011,281
Total shares available for repurchase at December 31, 2016				3,011,281

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

During the year ended December 31, 2016, we repurchased an aggregate of 3,460,844 shares at a weighted average price of $4.49 per share under our share repurchase program.

Total Return Comparison

The following graph presents a cumulative total shareholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Anworth Mortgage Asset Corporation	100.00	102.48	82.26	114.40	107.06	143.71
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
NAREIT Mortgage REIT Index	100.00	119.89	117.54	138.56	126.26	155.11

The cumulative total shareholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2011 in our common stock, that $100 was invested in each of the indices on December 31, 2011 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands, except per share data and days)
Statements of Operations Data
Days in period	366	365	365	365	366
Interest income net of amortization of premium and discount	$140,452	$145,498	$156,567	$174,784	$195,853
Interest expense	(70,420)	(43,621)	(79,907)	(92,970)	(86,073)
Provision for loan losses	-	(203)	-	-	-
Net interest income	$70,032	$101,674	$76,660	$81,814	$109,780
Expenses	(14,219)	(13,980)	(17,754)	(15,728)	(15,422)
Other (loss) income	(33,320)	(72,990)	(30,287)	9,634	5,860
Net income	$22,493	$14,704	$28,619	$75,720	$100,218
Dividends on preferred stock	(6,583)	(6,437)	(5,716)	(5,736)	(5,773)
Net income available to common stockholders	$15,910	$8,267	$22,903	$69,984	$94,445
Basic earnings per common share	$0.17	$0.08	$0.18	$0.49	$0.68
Diluted earnings per common share	$0.17	$0.08	$0.18	$0.49	$0.67
Average number of shares outstanding	96,408	103,412	123,949	142,455	138,382
Average number of diluted shares outstanding	101,068	107,751	128,057	146,400	142,485

	As of December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands, except per share data)
Balance Sheets Data
Agency MBS	$3,925,193	$4,892,782	$7,023,063	$8,556,367	$9,244,333
Non-Agency MBS	$641,246	$682,061	$199,710	$79	$360
Residential mortgage loans held-for-investment	$744,462	$969,172	$-	$-	$-
Total assets	$5,395,776	$6,636,340	$7,298,335	$8,619,491	$9,285,105
Repurchase agreements	$3,911,015	$4,915,528	$6,370,740	$7,580,000	$8,020,000
Asset-backed securities issued by securitization trusts	$728,683	$915,486	$-	$-	$-
Junior subordinated notes	$37,380	$37,380	$37,380	$37,380	$37,380
Total liabilities	$4,740,754	$5,934,189	$6,516,894	$7,717,305	$8,197,388
Series B Preferred Stock	$23,924	$23,924	$23,924	$23,924	$25,222
Stockholders' equity (common, Series A and Series C Preferred)	$631,098	$678,227	$757,517	$878,262	$1,062,495
Number of common shares outstanding	95,718	98,944	109,234	138,717	142,013
Book value per common share	$5.95	$6.25	$6.48	$5.98	$7.14

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments:

•

Agency MBS, which include residential mortgage pass-through certificates and CMOs, are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a GSE, such as Fannie Mae or Freddie Mac.

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

The table below provides the MBS asset allocation and asset allocation between our Agency MBS, Non-Agency MBS and residential mortgage loans held-for-investment at December 31, 2016 and 2015 (dollar amounts in thousands):

	December 31,		December 31,
	2016		2015
	Dollar Amount	Percentage	Dollar Amount	Percentage

Agency MBS	$3,925,193	73.91%	$4,892,782	74.77%
Non-Agency MBS	641,246	12.07	682,061	10.42
Total MBS	4,566,439	85.98	5,574,843	85.19%
Residential mortgage loans held-for-investment	744,462	14.02	969,172	14.81
Total mortgage-related assets	$5,310,901	100.00%	$6,544,015	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our MBS Portfolio

At December 31, 2016 and December 31, 2015, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	December 31,	December 31,
	2016	2015
	(dollar amounts in thousands)
Fair value of MBS	$4,566,439	$5,574,843
Adjustable-rate Agency MBS (less than 1 year reset)	40%	38%
Adjustable-rate Agency MBS (1-2 year reset)	2	7
Adjustable-rate Agency MBS (2-3 year reset)	6	3
Adjustable-rate Agency MBS (3-4 year reset)	6	7
Adjustable-rate Agency MBS (4-5 year reset)	1	7
Adjustable-rate Agency MBS (5-7 year reset)	9	5
Adjustable-rate Agency MBS (7-10 year reset)	-	6
Total Adjustable-Rate Agency MBS	64%	73%
15-year fixed-rate Agency MBS	19	12
20-year and 30-year fixed-rate Agency MBS	3	3
Non-Agency MBS	14	12
Total MBS	100%	100%

Results of Operations

Years Ended December 31, 2016 and 2015

For the year ended December 31, 2016, our net income to common stockholders was approximately $15.9 million, or $0.17 per diluted share, based on a weighted average of 101.1 million fully diluted shares outstanding. This includes net income of $22.5 million and the payment of preferred dividends of $6.6 million. For the year ended December 31, 2015, our net income to common stockholders was approximately $8.3 million, or $0.08 per diluted share, based on a weighted average of 107.8 million fully diluted shares outstanding. This included net income of $14.7 million and the payment of preferred dividends of $6.4 million.

Net interest income for the year ended December 31, 2016 totaled $70 million, or 39.6% of gross income, compared to $101.9 million, or 52.9% of gross income, for the year ended December 31, 2015. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other interest income less interest expense from borrowings. Interest and other interest income net of premium amortization expense for the year ended December 31, 2016 was $140.5 million, compared to $145.5 million for the year ended December 31, 2015, a decrease of 3.5%, due primarily to a decrease in the weighted average portfolio outstanding, from approximately $6.6 billion in 2015 to approximately $4.77 billion in 2016, partially offset by an increase in the weighted average coupons on MBS (from 2.72% in 2015 to 2.98% in 2016), a decrease in premium amortization expense of $10.6 million, and an increase in interest income on residential mortgage loans of approximately $21.8 million (due to the this activity starting in May 2015). Interest expense for the year ended December 31, 2016 was $70.4 million compared to $43.6 million for the year ended December 31, 2015, an increase of approximately 61.4%, which resulted primarily from an increase in interest expense on assets-backed securities issued by securitization trusts of approximately $20.8 million (due to the this activity starting in May 2015) and an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.18% in 2015 to 1.27% in 2016, partially offset by a decrease in the average borrowings outstanding, from $6 billion in 2015 to $4.19 billion in 2016.

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

During the year ended December 31, 2016, premium amortization expense decreased $10.6 million, or 22.6%, to $36.3 million from $46.9 million during the year ended December 31, 2015, due primarily to a lower unamortized premium balance during 2016 than in 2015. The prepayment rate assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Projected long-term CPR percentages are expected to decline due to anticipated higher mortgage rates. We do not expect a significant decline in future prepayment assumptions.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2016				Year Ended December 31, 2015
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	17%	19%	24%	22%	14%	19%	21%	16%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the year ended December 31, 2016, we received proceeds of approximately $401 million from the sales of Agency MBS and recognized a net loss of approximately $2.1 million and we received proceeds of approximately $18.2 million from the sales of Non-Agency MBS and recognized a net gain of approximately $137 thousand. We had no set plan to sell any of these securities nor were we required to do so. Asset sales during 2016 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the year ended December 31, 2015, we received proceeds of approximately $720 million from the sales of Agency MBS and recognized a net loss of approximately $7.5 million. During the year ended December 31, 2015, we sold approximately $27 million of Non-Agency MBS and realized a net loss of approximately $75 thousand. During the year ended December 31, 2016, we had unrealized losses of $13.8 million on trading investments. We did not have any trading investments during 2015. We had no set plan to sell any of the MBS nor were we required to do so. Asset sales during 2015 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the years ended December 31, 2016 and 2015, we recognized a gain (including derivative income) of approximately $11.5 million and $9.3 million, respectively, on TBA Agency MBS.

During the year ended December 31, 2016, we also had a loss on interest rate swaps recognized in our statements of operations of approximately $27.3 million, consisting primarily of $17.2 million in net cash settlements, approximately $6.3 million in AOCI amortization and the difference of approximately $3.8 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying audited consolidated financial statements for additional information). During the year ended December 31, 2015, we also had a loss on interest rate swaps recognized in our statements of operations of approximately $74.2 million, consisting primarily of $40.5 million in net cash settlements, approximately $20.2 million in AOCI amortization and the difference of approximately $13.5 million in the change in fair value. Also during the years ended December 31, 2016 and 2015, we had a loss of approximately $2.7 million and approximately $2.1 million, respectively, on Eurodollar Futures Contracts. During the year ended December 31, 2016, rental income increased by approximately $94 thousand due to more properties being renovated and not fully rented in 2015. During the year ended December 31, 2016, there was an impairment charge on Non-Agency MBS of approximately $1.5 million compared to no such charge during the year ended December 31, 2015.

Total expenses were approximately $14.2 million for the year ended December 31, 2016, compared to approximately $14 million for the year ended December 31, 2015. For the year ended December 31, 2016, we incurred management fees of approximately $7.9 million, which is based on a percentage of our equity (see Note 12 to the accompanying audited consolidated financial statements) compared to management fees of approximately $8.8 million for the year ended December 31, 2015. “Other expenses” (as detailed in Note 16 to the accompanying audited consolidated financial statements) increased by approximately $1.1 million.

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

Net interest income for the year ended December 31, 2015 totaled $101.9 million, or 52.9% of gross income, compared to $76.7 million, or 37.9% of gross income, for the year ended December 31, 2014. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other interest income less interest expense from borrowings. Interest and other income net of premium amortization expense for the year ended December 31, 2015 was $145.5 million, compared to $156.6 million for the year ended December 31, 2014, a decrease of 7.1%, due primarily to a decrease in the weighted average portfolio outstanding, from approximately $7.89 billion in 2014 to approximately $6.6 billion in 2015, and an increase in premium amortization expense of $1.25 million, partially offset by an increase in the weighted average coupons on MBS (from 2.56% in 2014 to 2.72% in 2015), and an increase in interest income on residential mortgage loans of approximately $12.8 million. Interest expense for the year ended December 31, 2015 was $43.6 million compared to $79.9 million for the year ended December 31, 2014, a decrease of approximately 45.4%, which resulted primarily from a decrease in the average borrowings outstanding, from $7.09 billion in 2014 to $6 billion in 2015, and approximately $40.6 million in net payments on interest rate swaps being included in loss on interest rate swaps rather than in interest expense (due to their de-designation as cash flow hedges), partially offset by an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.11% in 2014 to 1.18% in 2015 and interest expense on assets-backed securities issued by securitization trusts of approximately $11.6 million. We did not have any asset-backed securities issued by securitization trusts in 2014.

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

During the year ended December 31, 2015, we also had a loss on interest rate swaps recognized in our statements of operations of approximately $74.2 million, consisting primarily of $40.5 million in net cash settlements, approximately $20.2 million in AOCI amortization and the difference of approximately $13.5 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying audited consolidated financial statements for additional information). During the year ended December 31, 2014, we had a loss on interest rate swaps recognized in our statements of operations of approximately $36.7 million, consisting primarily of $31.6 million in net cash settlements, approximately $7.7 million in AOCI amortization and the difference of approximately $2.6 million in the change in fair value. Also during the years ended December 31, 2015 and 2014, we had a loss of approximately $2.1 million and approximately $1.7 million, respectively, on Eurodollar Futures Contracts. During the year ended December 31, 2015, rental income increased from the year ended December 31, 2014 by approximately $1 million, due to more properties being acquired and renovated and not fully rented in 2014.

Total expenses were approximately $14 million for the year ended December 31, 2015, compared to approximately $17.8 million for the year ended December 31, 2014. For the year ended December 31, 2015, we incurred management fees of approximately $8.8 million, which is based on a percentage of our equity (see Note 12 to the accompanying audited consolidated financial statements) compared to management fees of approximately $10.75 million for the year ended December 31, 2014. “Other expenses” (as detailed in Note 16 to the accompanying audited consolidated financial statements)

decreased by $1.8 million, due primarily to the decrease in legal and professional fees of approximately $1.9 million and the decrease in printing and stockholder communications of approximately $420 thousand, both of which were related to the Company’s proxy solicitation contest during 2014, partially offset by an increase in expenses related to our rental properties business of approximately $565 thousand.

Financial Condition

MBS Portfolio

At December 31, 2016, we held Agency MBS which had an amortized cost of approximately $3.9 billion, consisting primarily of approximately $2.9 billion of adjustable-rate MBS and approximately $1.0 billion of fixed-rate MBS. This amount represents an approximate 19.9% decrease from the $4.84 billion held at December 31, 2015. This decrease was due primarily to approximately $1.0 billion in paydowns. Of the adjustable-rate Agency MBS owned by us, 61% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 39% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At December 31, 2016, the Non-Agency MBS had an amortized cost of approximately $639.7 million, a fair value of approximately $641.2 million and a contractually required principal of approximately $781.2 million. At December 31, 2015, the Non-Agency MBS had an amortized cost of approximately $679.6 million, a fair value of approximately $682.1 million and a contractually required principal of approximately $820.3 million.

The following table presents a schedule of our MBS at fair value owned at December 31, 2016 and December 31, 2015, classified by type of issuer (dollar amounts in thousands):

	December 31, 2016		December 31, 2015
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$2,187,399	47.9%	$2,892,722	51.9%
Freddie Mac (FHLMC)	1,729,320	37.9	1,990,095	35.7
Ginnie Mae (GNMA)	8,474	0.2	9,965	0.2
Non-Agency MBS	641,246	14.0	682,061	12.2
Total MBS	$4,566,439	100.0%	$5,574,843	100.0%

The following table classifies our portfolio of MBS owned at December 31, 2016 and December 31, 2015 by type of interest rate index (dollar amounts in thousands):

	December 31, 2016		December 31, 2015
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Agency MBS:
One-month LIBOR	$691	-%	$856	-%
Six-month LIBOR	28,743	0.6	37,331	0.7
One-year LIBOR	2,757,092	60.4	3,847,628	69.0
Six-month certificate of deposit	605	-	685	-
Six-month constant maturity treasury	50	-	113	-
One-year constant maturity treasury	131,360	2.9	163,681	3.0
Cost of Funds Index	7,663	0.2	10,299	0.2
15-year fixed-rate	853,956	18.7	646,958	11.6
20-year and 30-year fixed-rate	145,033	3.2	185,231	3.3
Total Agency MBS	$3,925,193	86.0%	$4,892,782	87.8%
Non-Agency MBS	641,246	14.0	682,061	12.2
Total MBS	$4,566,439	100.0%	$5,574,843	100.0%

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

Agency MBS

The weighted average coupon and average amortized cost of our Agency MBS at December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015 were as follows:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2016	2015
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.90%	2.75%	2.66%	2.65%	2.58%
Hybrid adjustable-rate Agency MBS	2.44	2.44	2.44	2.42	2.40
15-year fixed-rate Agency MBS	2.61	2.65	2.71	2.71	2.71
20-year and 30-year fixed-rate Agency MBS	4.28	4.29	4.29	4.30	4.31
Total Agency MBS	2.75%	2.70%	2.66%	2.64%	2.59%
Average Amortized Cost:
Adjustable-rate Agency MBS	103.09%	102.95%	102.92%	103.19%	103.08%
Hybrid adjustable-rate Agency MBS	102.89	102.94	102.89	103.12	103.28
15-year fixed-rate Agency MBS	102.95	102.73	102.53	102.65	102.91
20-year and 30-year fixed-rate Agency MBS	103.30	103.10	101.28	103.10	103.15
Total Agency MBS	103.01%	102.92%	102.87%	103.09%	103.14%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.67%	2.62%	2.59%	2.56%	2.51%

At December 31, 2016 and December 31, 2015, the unamortized net premium paid for our Agency MBS was approximately $113.7 million and $147.5 million, respectively.

Non-Agency MBS

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

The following table summarizes our Non-Agency MBS portfolio at December 31, 2016 and December 31, 2015 (dollar amounts in thousands):

December 31, 2016

				Weighted Average
Mortgage Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$48,917	$49,045	$60,033	82%	4.59%	5.46%
Alt-A	399,135	395,893	519,500	76%	5.40%	5.39%
Subprime	31,629	31,216	33,643	93%	4.07%	5.21%
Non-performing	153,514	155,594	157,021	99%	4.65%	5.45%
Agency Risk Transfer	8,045	7,955	11,000	72%	3.75%	6.27%
Paydowns receivable	6	-	-	-	-	-
Total Non-Agency MBS	$641,246	$639,703	$781,197	82%	5.10%	5.41%

December 31, 2015

				Weighted Average
Mortgage Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$54,767	$55,387	$69,059	80%	4.52%	5.85%
Alt-A	432,654	426,435	548,488	78%	5.30%	5.52%
Subprime	53,416	53,940	56,729	95%	4.38%	5.46%
Non-performing	141,112	143,822	146,033	98%	4.64%	5.51%
Paydowns receivable	112	-	-	-	-	-
Total Non-Agency MBS	$682,061	$679,584	$820,309	83%	5.05%	5.54%

At December 31, 2016 and December 31, 2015, the unamortized net discount on our Non-Agency MBS was approximately $141.5 million and $140.7 million, respectively.

Financing

The following information pertains to our repurchase agreement borrowings at December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and December 31, 2014:

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	December 31, 2014
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,500,000	$3,540,000	$3,650,000	$3,885,000	$4,430,000	$6,255,000
Repurchase agreements for Non-Agency MBS	411,015	400,800	425,445	475,991	485,528	115,740
Total repurchase agreements outstanding at each quarter end	$3,911,015	$3,940,800	$4,075,445	$4,360,991	$4,915,528	$6,370,740
Average repurchase agreements outstanding during the quarter	$3,965,371	$3,958,567	$4,162,125	$4,653,688	$5,520,559	$6,469,942
Average repurchase agreements outstanding during the year	$4,192,442	N/A	N/A	N/A	$6,012,480	$7,092,961
Maximum monthly amount during the quarter	$4,005,531	$3,960,313	$4,284,604	$4,699,246	$5,671,121	$6,467,509
Maximum monthly amount during the year	$4,699,246	N/A	N/A	N/A	$6,310,761	$7,563,000
Average interest rate on outstanding repurchase agreements during the quarter	1.04%	0.85%	0.83%	0.83%	0.73%	0.37%
Average days to maturity	37 days	34 days	32 days	28 days	27 days	37 days
Average interest rate after adjusting for interest rate swaps	1.31%	1.16%	1.20%	1.28%	1.39%	1.06%
Weighted average maturity after adjusting for interest rate swaps	488 days	478 days	547 days	669 days	736 days	767 days

At December 31, 2016, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	1,405,000	0.85	411,015	2.27	1,816,015	1.17
30 days to 90 days	2,095,000	0.92	-	-	2,095,000	0.92
Over 90 days	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,500,000	0.89%	$411,015	2.27%	$3,911,015	1.04%
Weighted average maturity	39 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.31%
Weighted average maturity after adjusting for interest rate swaps					488 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,707,062		$525,169		$4,232,231

At December 31, 2015, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,710,000	0.60	485,528	1.91	3,195,528	0.80
30 days to 90 days	1,720,000	0.60	-	-	1,720,000	0.60
Over 90 days	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$4,430,000	0.60%	$485,528	1.91%	$4,915,528	0.73%
Weighted average maturity	28 days		14 days		27 days
Weighted average interest rate after adjusting for interest rate swaps					1.39%
Weighted average maturity after adjusting for interest rate swaps					736 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,694,731		$596,831		$5,291,562

At December 31, 2016, the current yield on our Agency MBS increased to 2.67% at December 31, 2016 from 2.51% at December 31, 2015. This was due primarily to the increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 16 basis points from December 31, 2015. For the three months ended December 31, 2016, the weighted average coupon for our total Agency MBS increased by 5 basis points. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining due to the Company’s repurchases of its common stock, which is the basis for the leveraging of the repurchase agreements.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions decreased from 1.39% at December 31, 2015 to 1.31% at December 31, 2016. The decrease was due primarily to a decrease in the weighted average fixed-rate paid on swap agreements decreasing on average from 2015 to 2016. The weighted average term to next rate adjustment after adjusting for interest rate swap transactions decreased from 736 days at December 31, 2015 to 488 days at December, 31, 2016. This was due primarily to the decrease in the average maturity of swap agreements as shown in the table below under “Hedging Strategies.”

Residential Mortgage Loan Held-for-Investment

At December 31, 2016, we owned approximately $16 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the audited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying audited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At December 31, 2016, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2015, we owned 88 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $14.4 million

Hedging Strategies

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

The following table pertains to all of our swaps and Eurodollar Futures Contracts at each quarter end for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Aggregate notional amount of interest rate swap agreements	$3.326 billion	$2.496 billion	$2.046 billion	$1.771 billion	$3.330 billion	$3.346 billion	$3.846 billion	$3.866 billion
Average maturity of interest rate swap agreements	2.4 years	2.4 years	2.5 years	2.8 years	3.75 years	3.5 years	3.0 years	2.6 years
Weighted average fixed rate paid on interest rate swap agreements	1.23%	1.26%	1.34%	1.51%	1.56%	1.56%	1.30%	1.24%
Aggregate notional amount of Eurodollars Futures Contracts	$3.95 billion	$3.35 billion	$2.35 billion	$1.25 billion	$5.30 billion	$5.35 billion	$5.35 billion	$4.55 billion

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

After August 22, 2014, none of our swaps were designated for hedge accounting. For both terminated swaps and the de-designated swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the swaps. At December 31, 2016, the net unrealized loss in AOCI on the swaps was approximately $17.8 million as compared to an unrealized loss of approximately $24.6 million at December 31, 2015.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount. The effective term of these contracts is three months. At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. The effective term of these contracts is three months.

At December 31, 2016, we had approximately $605 million in notional amount of TBA Agency MBS. At December 31, 2015, we had approximately $690 million in notional amount of TBA Agency MBS.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 8 and 14 to the accompanying audited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $3.91 billion at December 31, 2016. As collateral for the repurchase agreements and swaps, we had pledged approximately $3.7 billion in Agency MBS and approximately $525 million in Non-Agency MBS. Our other significant source of funds for the year ended December 31, 2016 consisted of payments of principal from our Agency MBS portfolio in the amount of $1.014 billion.

For the year ended December 31, 2016, there was a net increase in cash and cash equivalents of approximately $0.3 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2016 was approximately $80.6 million. This is comprised primarily of net income of $22.5 million and adding back the following non-cash items: the amortization of premium and discounts on Agency MBS of approximately $36.3 million; accretion of discounts on Non-Agency MBS of approximately $445 thousand; unrealized loss on Trading Agency MBS of approximately $13.8 million; depreciation on rental properties of $452 thousand; loss on sales of Agency MBS of approximately $2.1 million; loss on interest rate swaps of approximately $27.3 million; the amortization of restricted stock of $337 thousand; impairment charge on Non-Agency MBS of approximately $1.5 million; and loss on Eurodollar Futures Contracts of approximately $2.7 million, partially offset by periodic net settlements on interest rate swaps of approximately $16.7 million; gain on sales of Non-Agency MBS of $137 thousand; gain on derivatives net of derivative income on TBA Agency MBS of approximately $11.5 million; gain on sales of residential mortgage loans of approximately $749 thousand; accretion of discount on securitized loans of approximately $395 thousand; recovery on Non-Agency MBS of $12 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $376 thousand; a decrease in prepaid expense of approximately $23 thousand; a decrease in interest receivable of approximately $3.7 million, partially offset by a decrease in accrued interest payable of approximately $639 thousand; and an increase in restricted cash of approximately $0.9 million.

•

Net cash provided by investing activities for the year ended December 31, 2016 was approximately $994.0 million, which consisted of $1.014 billion from principal payments on Agency MBS; proceeds from sales of Agency MBS of approximately $400.8 million; proceeds from sales of Non-Agency MBS of approximately $18.2 million; proceeds from sales of residential mortgage loans of approximately $38.4 million; principal payments on Non-Agency MBS of approximately $78.6 million; principal payments on Trading Agency MBS of approximately $8 million; payments on residential mortgage loans held-for-investment of approximately $672 thousand, partially offset by purchases of Non-Agency MBS of approximately $54.8 million; purchases of Trading Agency MBS of approximately $509.4 million; and purchases of residential properties of approximately $351 thousand.

•

Net cash used in financing activities for the year ended December 31, 2016 was approximately $1.074 billion. This consisted of borrowings on repurchase agreements of approximately $26.712 billion, offset by repayments on repurchase agreements of approximately $27.717 billion; common stock repurchased of approximately $14.7 million, net of proceeds from common stock issued; dividends paid of $58.2 million on common stock; dividends paid of approximately $6.6 million on preferred stock; settlements on terminated interest rate swaps of approximately $16.1 million, less net settlements on TBA Agency MBS of approximately $24.4 million and proceeds from sales of Series C Preferred Stock of approximately $1.3 million.

Relative to our MBS portfolio at December 31, 2016, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to 3 months. At December 31, 2016, we had borrowed funds under repurchase agreements with 17 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2016 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 6.65x at December 31, 2015 to 5.65x at December 31, 2016. The decrease in leverage was due primarily to a decrease in repurchase agreements outstanding, from $4.915 billion at December 31, 2015 to $3.91 billion at December 31, 2016.

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

During the year ended December 31, 2016, we raised approximately $1.1 million in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2016, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, and Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement, or the MLV Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the year ended December 31, 2016, we sold an aggregate of 4,367 shares of our Series C Preferred Stock under the MLV Sales Agreement, which provided net proceeds to us of approximately $108 thousand. On August 10, 2016, the MLV Sales Agreement was terminated and we entered into a new At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. FBR is an affiliate of MLV and we entered into the FBR Sales Agreement to reflect that the agent is now FBR as opposed to MLV. During the year ended December 31, 2016, we sold an aggregate of 51,918 shares of our Series C Preferred Stock under these Sales Agreements, which provided net proceeds to us of approximately $1.3 million. At December 31, 2016, there was approximately $195.4 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized, on the following dates, the Company to acquire the following additional amounts of shares: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; 10,000,000 shares on October 17, 2014; and 5,000,000 shares on June 18, 2015. During the year ended December 31, 2016, we repurchased an aggregate of 3,460,844 shares at a weighted average price of $4.49 per share under our share repurchase program.

Disclosure of Contractual Obligations

The following table represents the contractual obligations at December 31, 2016 of the Company (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Repurchase agreements(1)	$3,911,015	$3,911,015	$-	$-	$-
Junior subordinated notes(2)	37,380	-	-	-	37,380
Lease commitment	2,851	485	1,014	1,075	277
Total	$3,951,246	$3,911,500	$1,014	$1,075	$37,657

__________________

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these as more fully described in Note 7 to the accompanying audited consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for most of our Agency MBS and for our Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at December 31, 2016 was $631.1 million. Common stockholders’ equity was approximately $569.7 million, or a book value of $5.95 per share. “Common stockholders’ equity” serves as the basis for how book value per common share is calculated.

Under our available-for-sale accounting treatment used for most of our MBS, unrealized fluctuations in fair values of assets are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are not other-than-temporary, they do not impact GAAP income or taxable income but rather are reflected on the balance sheets by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheets may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive fair value changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized income” on available-for-sale Agency MBS was approximately $24.9 million, or 0.64% of the amortized cost of our Agency MBS, at December 31, 2016. This, along with “accumulated other comprehensive loss, derivatives” of approximately $17.8 million and “accumulated other comprehensive income on Non-Agency MBS” of approximately $1.5 million, constitutes the total “accumulated other comprehensive loss” of approximately $8.6 million.

Non-GAAP Financial Measures

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: Core Earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS and effective total interest expense and effective cost of funds.  The first table below reconciles the Company’s “net income to common stockholders” for the quarter ended December 31, 2016 to “Core Earnings” for the same period. Core Earnings represents “net income to common stockholders” (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below.  The second table below reconciles the Company’s total interest and other income for the quarter ended December 31, 2016 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income, and shows the annualized amounts as a percentage of the Company’s average earning assets and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

The Company’s management believes that these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that the Company uses in its financial and operational decision-making process.  Management believes the inclusion of paydown expense on Agency MBS is more indicative of the current earnings potential of the Company’s investment portfolio, as it reflects the actual principal paydowns which occurred during the period. Paydown expense on Agency MBS is not dependent on future assumptions on prepayments or the cumulative effect from prior periods of any current changes to those assumptions, as is the case with the GAAP measure, “Premium amortization on Agency MBS.” Management also believes that the adjustment for an impairment charge on Non-Agency MBS is more reflective of current Core Earnings, as this charge represents future loss expectations. Management also believes the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate and compare the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies.  These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the quarter ended December 31, 2016.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended December 31, 2016
	Amount	Per Share
	(in thousands)
Net income to common stockholders	$14,161	$0.15
Adjustments to derive core earnings:
Loss on sales of Agency MBS	39	-
Unrealized loss on Trading Agency MBS	14,925	0.15
(Gain) on sales of Non-Agency MBS	(137)	-
Impairment charge on Non-Agency MBS(1)	1,548	0.02
(Gain) on interest rate swaps, net	(30,916)	(0.32)
Loss on derivatives-TBA Agency MBS, net	15,362	0.16
Gain on derivatives-Eurodollar Futures Contracts	(672)	(0.01)
Recovery on Non-Agency MBS	(9)	-
Amortization of other comprehensive income on de-designated swaps(2)	76	-
Periodic net settlement on interest rate Swaps after de-designation(3)	(2,736)	(0.03)
Gain from expiration of Eurodollar Futures Contracts	704	0.01
Dollar roll income on TBA Agency MBS(4)	2,384	0.02
Premium amortization on Agency MBS	5,493	0.06
Paydown expense(5)	(8,087)	(0.08)
Core earnings	$12,135	$0.13
Basic weighted average number of shares outstanding	95,706

(1)

Impairment charge on Non-Agency MBS represents the amount applied against current GAAP earnings when future loss expectations exceed previously existing loss expectations. When future loss expectations become less than previously existing loss expectations, the difference would be amortized into earnings over the life of the security.

(2)

This amount represents the amortization of the balance remaining in “accumulated other comprehensive income” as a result of the Company’s discontinuation of hedge accounting in August 2014 and is recorded in its statements of operations as a portion of interest expense in accordance with GAAP.

(3)

Periodic net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014 and are recorded in “Gain on interest rate swaps, net.”

(4)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of both the “Gain on derivatives-TBA Agency MBS” and “Derivative income-TBA Agency MBS” that are shown on the Company’s statements of operations.

(5)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.

Effective Net Interest Rate Spread

	Three Months Ended
	December 31, 2016
	Amount	Annualized Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$36,502	2.75%
Income-rental properties	425	-
Dollar roll income on TBA Agency MBS(1)	2,384	0.18%
Premium amortization on Agency MBS	5,493	0.41%
Paydown expense on Agency MBS(2)	(8,087)	-0.61%
Total interest and other income and average asset yield, including TBA dollar roll income	$36,717	2.73%
Effective Cost of Funds:
Total interest expense	$17,455	1.39%
Periodic net settlement on interest rate Swaps after de-designation(3)	2,736	0.22%
Amortization of other comprehensive income on de-designated Swaps(4)	76	-
Gain on expiration of Eurodollar Futures Contracts	(704)	-0.05%
Effective total interest expense and effective cost of funds	$19,563	1.56%
Effective net interest rate spread		1.17%
Average earning assets	$5,307,858
Average borrowings	$5,031,934

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
(3)

Periodic net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014 and are recorded in “Gain on interest rate swaps, net.”

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2016 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Agency MBS, see Note 8 to the accompanying audited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2016 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying audited consolidated financial statements.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At December 31, 2016, none of our derivative instruments were designated as hedges.

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

In March 2015, Congresswoman Marsha Blackburn (R-Tennessee) introduced a bill in the U.S. House of Representatives to put the profits of Fannie Mae and Freddie Mac into escrow until reform of these entities is achieved. In April 2016, Congressman Mulvaney (R-South Carolina) introduced the Housing Finance Restructuring Act of 2016, which would recapitalize Fannie Mae and Freddie Mac and release them from the conservatorship of the U.S. government. To date, Congress has not taken any further action on these bills.

Actions of the Federal Reserve

At its December 2016 meeting, the FOMC increased the Fed Funds rate by 0.25% based upon an updated forecast that showed modest changes in the outlook for economic growth and inflation. The FOMC estimated that it will raise the Fed Funds rate three times in 2017. At its January 2017 meeting, the FOMC did not make any change to the Fed Funds rate. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In December 2016, Congress passed a bill that would keep the government funded through April 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio.

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

On June 23, 2016, the citizens of the United Kingdom voted to leave, or Brexit, the European Union, or the EU. The United Kingdom will have two years from its formal notification of withdrawal from the EU to negotiate a new treaty to replace the terms of its EU membership. It is unknown at this time what effects the Brexit vote will have on interest rates, on stock markets (over the longer term) and the effect on the U.S. economy and the global economy.

Subsequent Events

On January 3, 2017, the conversion rate of our Series B Preferred Stock increased from 4.7329 to 4.7932 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on December 16, 2016.

On January 26, 2017, we declared a Series A Preferred Stock dividend of $0.539063 per share, a Series B Preferred Stock dividend of $0.390625 per share and a Series C Preferred Stock dividend of $0.476563 per share, each of which is payable on April 17, 2017 to the holders of record of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, as of the close of business on March 31, 2017.

From January 3, 2017 through February 24, 2017, we issued an aggregate of 52,764 shares of our common stock at a weighted average price of $5.19 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in net proceeds to us of approximately $274 thousand.

From January 3, 2017 through February 24, 2017, we issued an aggregate of 28,911 shares of our Series C Preferred Stock at a weighted average price of $24.82 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $710 thousand.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At December 31, 2016, our MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$853,956	18.7%	$-	-%
20-year and 30-year fixed-rate investments	145,033	3.2	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	709,722	15.6	3,500,000	89.5
Greater than 3 months and less than 1 year	1,105,898	24.2	-	-
Greater than 1 year and less than 2 years	82,713	1.8	-	-
Greater than 2 years and less than 3 years	265,713	5.8	-	-
Greater than 3 years and less than 4 years	275,184	6.0	-	-
Greater than 4 years and less than 5 years	45,297	1.0	-	-
Greater than 5 years and less than 7 years	441,677	9.7	-	-
Greater than 7 years	-	-	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	36,254	0.8	411,015	10.5
Hybrid MBS	29,045	0.6	-	-
Fixed-rate MBS	575,947	12.6	-	-
Total MBS Portfolio	$4,566,439	100.0%	$3,911,015	100.0%

_____________

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2015, our MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$646,958	11.6%	$-	-%
20-year and 30-year fixed-rate investments	185,231	3.3	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	788,664	14.2	4,430,000	90.1
Greater than 3 months and less than 1 year	1,350,745	24.2	-	-
Greater than 1 year and less than 2 years	401,714	7.2	-	-
Greater than 2 years and less than 3 years	148,803	2.7	-	-
Greater than 3 years and less than 4 years	414,022	7.4	-	-
Greater than 4 years and less than 5 years	385,187	6.9	-	-
Greater than 5 years and less than 7 years	254,001	4.6	-	-
Greater than 7 years	317,457	5.7	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	40,642	0.7	485,528	9.9
Hybrid MBS	38,705	0.7	-	-
Fixed-rate MBS	602,602	10.8	-	-
Paydowns receivable	112	-	-	-
Total MBS Portfolio	$5,574,843	100.0%	$4,915,528	100.0%

__________________

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

Most of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At December 31, 2016, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $26.4 million from a positive adjustment (other comprehensive income) at December 31, 2015 of approximately $25.5 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2016, our Agency MBS had a weighted average term to next rate adjustment of approximately 23 months while our borrowings had a weighted average term to next rate adjustment of 37 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 488 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In December 2016, Congress passed a bill that will provide temporary funding to the U.S. government through April 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2016, we had unrestricted cash of approximately $31.0 million, $187.0 million in unpledged Agency MBS and $116.1 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on Anworth’s annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on Anworth’s projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at December 31, 2016 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements. This analysis utilized assumptions, models and estimates of our Manager based upon our Manager’s judgment, experience and expectations.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–47%	0.4%
–1%	4%	0.7%
0%	0%	0%
1%	–29%	–1.2%
2%	–60%	–3.4%

The information presented in the table below projects the impact of the same sudden changes in interest rates on Anworth’s annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of our interest rate swap agreements and Eurodollar Futures Contracts on both net interest income and portfolio value. As of December 31, 2016, the aggregate notional amount of the interest rate swap agreements was $1.771 billion and the weighted average maturity was approximately 2.8 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–5%	2.4%
–1%	43%	1.7%
0%	0%	0%
1%	–45%	–2.2%
2%	–103%	–5.4%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework from 2013. Based on our assessment, we believe that, as of December 31, 2016, Anworth’s internal control over financial reporting is effective based on the criteria set forth in the 2013 COSO Framework.

The Company’s independent auditors, RSM US LLP, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

We have audited Anworth Mortgage Asset Corporation and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anworth Mortgage Asset Corporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion.

RSM US LLP

Los Angeles, California

February 28, 2017

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers and Compensation” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than May 1, 2017.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officers and Compensation” in our definitive proxy statement to be filed with the SEC no later than May 1, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than May 1, 2017.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the SEC no later than May 1, 2017.

Item 14.	AUDIT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Audit Committee Report—Audit and Related Fees” in our definitive proxy statement to be filed with the SEC no later than May 1, 2017.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accounting Firm, RSM US LLP;
•	Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015;
•	Consolidated Statements of Operations: For the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014;
•	Consolidated Statements of Comprehensive Income: For the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014;
•	Consolidated Statements of Stockholders’ Equity: For the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; and
•	Consolidated Statements of Cash Flows: For the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014;
•	Notes to Consolidated Financial Statements.
(2)	Schedules to financial statements:
•	Schedule IV – Mortgage Loans on Real Estate

All other financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)	The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 28, 2017	ANWORTH MORTGAGE ASSET CORPORATION

/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Joseph Lloyd McAdams

/s/ CHARLES J. SIEGEL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017
Charles J. Siegel

/s/ JOSEPH E. MCADAMS	President, Chief Investment Officer and Director	February 28, 2017
Joseph E. McAdams

/s/ LEE A. AULT, III	Director	February 28, 2017
Lee A. Ault, III

/s/ JOE E. DAVIS	Director	February 28, 2017
Joe E. Davis

/s/ ROBERT C. DAVIS	Director	February 28, 2017
Robert C. Davis

/s/ MARK S. MARON	Director	February 28, 2017
Mark S. Maron

[THIS PAGE INTENTIONALLY LEFT BLANK]

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule of the Company listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of Anworth Mortgage Asset Corporation internal control over financial reporting.

RSM US LLP

Los Angeles, California

February 28, 2017

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$3,707,062	$4,694,731
Agency MBS at fair value	187,001	173,344
Paydowns receivable	31,130	24,707
	$3,925,193	$4,892,782
Non-Agency MBS at fair value (including $525,169 and $596,831 pledged to counterparties at December 31, 2016 and December 31, 2015, respectively)	641,246	682,061
Residential mortgage loans held-for-investment(1)	744,462	969,172
Residential real estate	14,262	14,363
Cash and cash equivalents	31,031	30,754
Restricted cash	12,390	14,230
Interest and dividends receivable	16,203	17,525
Derivative instruments at fair value	8,192	12,470
Prepaid expenses and other	2,797	2,983
Total Assets	$5,395,776	$6,636,340
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$11,850	$13,443
Repurchase agreements	3,911,015	4,915,528
Asset-backed securities issued by securitization trusts(1)	728,683	915,486
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	34,302	34,547
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on Series C Preferred Stock	231	207
Dividends payable on common stock	14,358	14,861
Accrued expenses and other	1,506	1,308
Total Liabilities	$4,740,754	$5,934,189
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($12,146 and $10,848, respectively); 486 and 434 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	11,321	10,039
Common Stock: par value $0.01 per share; authorized 200,000 shares, 95,718 shares issued and outstanding at December 31, 2016 and 99,078 issued and 98,944 outstanding at December 31, 2015, respectively	957	991
Additional paid-in capital	966,714	981,034
Accumulated other comprehensive income consisting of unrealized gains and losses	8,648	949
Accumulated deficit	(403,079)	(361,323)
Total Stockholders' Equity:	$631,098	$678,227
Total Liabilities and Stockholders' Equity	$5,395,776	$6,636,340

(1)

The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At December 31, 2016 and December 31, 2015, total assets of the consolidated VIEs were $747 million and $972 million (including accrued interest receivable of $2.5 million and $3.1 million, respectively, and total liabilities were $731 million and $918 million (including accrued interest payable of $2.4 million and $2.9 million), respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014

Interest income:
Interest-Agency MBS	$69,912	$105,504	$155,486
Interest-Non-Agency MBS	35,852	27,131	1,039
Interest-residential mortgage loans	34,637	12,819	-
Other interest income	51	44	42
	140,452	145,498	156,567
Interest expense:
Interest expense on repurchase agreements	36,505	30,694	78,643
Interest expense on asset-backed securities	32,480	11,645	-
Interest expense on junior subordinated notes	1,435	1,282	1,264
	70,420	43,621	79,907
Net interest income	70,032	101,877	76,660
Provision for loan losses	-	(203)	-
Net interest income after provision for loan losses	70,032	101,674	76,660
Operating Expenses:
Management fee to related party	(7,883)	(8,791)	(10,746)
General and administrative expenses	(6,336)	(5,189)	(7,008)
Total operating expenses	(14,219)	(13,980)	(17,754)
Other income (loss):
Income-rental properties	1,688	1,594	589
(Loss) on sales of Agency MBS	(2,072)	(7,508)	(2,854)
Unrealized (loss) on Agency MBS held as trading investments	(13,777)	-	-
Gain (loss) on sales of Non-Agency MBS	137	(75)	-
Impairment charge on Non-Agency MBS	(1,548)	-	-
Gain on sales of residential mortgage loans held-for-investment	749	-	-
(Loss) on interest rate swaps, net	(27,250)	(74,247)	(36,676)
Gain on derivatives-TBA Agency MBS, net	11,464	9,323	10,228
(Loss) on derivatives-Eurodollar Futures Contracts	(2,723)	(2,103)	(1,694)
Recovery on Non-Agency MBS	12	26	120
Total other (loss)	(33,320)	(72,990)	(30,287)
Net income	$22,493	$14,704	$28,619
Dividend on Series A Cumulative Preferred Stock	(4,139)	(4,139)	(4,139)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,577)	(1,577)	(1,577)
Dividend on Series C Cumulative Redeemable Preferred Stock	(867)	(721)	-
Net income to common stockholders	$15,910	$8,267	$22,903
Basic earnings per common share	$0.17	$0.08	$0.18
Diluted earnings per common share	$0.17	$0.08	$0.18
Basic weighted average number of shares outstanding	96,408	103,412	123,949
Diluted weighted average number of shares outstanding	101,068	107,751	128,057

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014

Net income	$22,493	$14,704	$28,619
Available-for-sale Agency MBS, fair value adjustment	(346)	(15,961)	87,467
Reclassification adjustment for loss on sales of Agency MBS included in net income	2,072	7,508	2,854
Available-for-sale Non-Agency MBS, fair value adjustment	(690)	2,283	(74)
Reclassification adjustment for (gain) loss on sales of Non-Agency MBS included in net income	(137)	75	-
Unrealized gains (losses) on derivatives	6,328	20,211	(67,407)
Reclassification adjustment for interest expense on swap agreements included in net income	472	1,814	54,187
Other comprehensive income	7,699	15,930	77,027
Comprehensive income	$30,192	$30,634	$105,646

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except per share amounts)

	Series A Preferred Stock Shares Outstanding	Series C Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Value	Series C Preferred Stock Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2013	1,919	-	138,717	$46,537	$-	$1,387	$1,185,369	$(58,725)	$79	$(33,362)	$(263,023)	$878,262
Issuance of common stock			295			3	1,369					1,372
Redemption of common stock			(29,040)			(290)	(149,884)					(150,174)
Other comprehensive income, fair value adjustments and reclassifications								90,321	(74)	(13,220)		77,027
Net income											28,619	28,619
Shares repurchased pending retirement			(738)				(3,936)					(3,936)
Amortization of restricted stock							97					97
Dividend declared - $2.156252 per Series A preferred share											(4,139)	(4,139)
Dividend declared - $1.5625 per Series B preferred share											(1,577)	(1,577)
Dividend declared - $0.56 per common share											(68,034)	(68,034)
Balance, December 31, 2014	1,919	-	109,234	$46,537	$-	$1,100	$1,033,015	$31,596	$5	$(46,582)	$(308,154)	$757,517
Issuance of Series C Preferred Stock		434			10,039							10,039
Issuance of common stock			224			2	1,110					1,112
Redemption of common stock			(10,381)			(111)	(52,591)					(52,702)
Other comprehensive income, fair value adjustments and reclassifications								(8,453)	2,358	22,025		15,930
Net income											14,704	14,704
Shares repurchased pending retirement			(133)				(597)					(597)
Amortization of restricted stock							97					97
Dividend declared - $2.156252 per Series A preferred share											(4,140)	(4,140)
Dividend declared - $1.5625 per Series B preferred share											(1,577)	(1,577)
Dividend declared - $1.768578 per Series C preferred share											(723)	(723)
Dividend declared - $0.60 per common share											(61,433)	(61,433)
Balance, December 31, 2015	1,919	434	98,944	$46,537	$10,039	$991	$981,034	$23,143	$2,363	$(24,557)	$(361,323)	$678,227
Issuance of Series C Preferred Stock		52			1,282							1,282
Issuance of common stock			235			2	1,114					1,116
Redemption of common stock			(3,461)			(36)	(15,771)					(15,807)
Other comprehensive income, fair value adjustments and reclassifications								1,726	(827)	6,800		7,699
Net income											22,493	22,493
Shares repurchased pending retirement												-
Amortization of restricted stock							337					337
Dividend declared - $2.156252 per Series A preferred share											(4,139)	(4,139)
Dividend declared - $1.5625 per Series B preferred share											(1,577)	(1,577)
Dividend declared - $1.768578 per Series C preferred share											(867)	(867)
Dividend declared - $0.60 per common share											(57,666)	(57,666)
Balance, December 31, 2016	1,919	486	95,718	$46,537	$11,321	$957	$966,714	$24,869	$1,536	$(17,757)	$(403,079)	$631,098
See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014

Operating Activities:
Net income	$22,493	$14,704	$28,619
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium (Agency MBS)	36,322	46,941	45,690
Amortization/accretion of market yield adjustments (Non-Agency MBS)	445	129	(429)
Accretion of discount (residential mortgage loans)	(395)	(186)
Provision for loan losses	-	203	-
Depreciation on rental properties	452	441	235
Loss on sales of Agency MBS	2,072	7,508	2,854
Unrealized loss on Agency MBS held as trading investments	13,777	-	-
(Gain) loss on sales of Non-Agency MBS	(137)	75	-
Impairment charge on Non-Agency MBS	1,548	-	-
Gain on sales of residential mortgage loans	(749)	-	-
Amortization of restricted stock	337	97	97
Recovery on Non-Agency MBS	(12)	(26)	(120)
Periodic net settlements on interest rate swaps, net of amortization	(16,694)	(38,738)	(17,509)
Loss on interest rate swaps, net	27,250	74,247	36,676
(Gain) on derivatives, net of derivative income-TBA Agency MBS	(11,464)	(9,323)	(10,228)
Loss on derivatives-Eurodollar Futures Contracts	2,723	2,103	1,694
Changes in assets and liabilities:
Decrease in interest receivable	3,722	1,589	4,195
Decrease (increase) in prepaid expenses and other	23	(589)	(8,679)
(Increase) in restricted cash	(884)	(234)	-
(Decrease) in accrued interest payable	(639)	(2,145)	(995)
Increase (decrease) in accrued expenses	376	(5,673)	3,092
Net cash provided by operating activities	$80,566	$91,123	$85,192
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sales	$400,821	$719,907	$561,689
Purchases	-	-	(430,779)
Principal payments	1,013,865	1,347,771	1,443,874
Trading Agency MBS:
Purchases	(509,385)	-	-
Principal payments	8,016	-	-
Available-for-sale Non-Agency MBS:
Proceeds from sales	18,174	25,499	-
Purchases	(54,775)	(577,695)	(176,062)
Principal payments	78,582	47,400	1,527
Residential mortgage loans held-for-investment:
Purchases	-	(54,156)	-
Proceeds from sales	38,369	-	-
Principal payments	672	455	-
Residential properties purchases	(351)	(1,932)	(13,106)
Net cash provided by investing activities	$993,988	$1,507,249	$1,387,143
Financing Activities:
Borrowings from repurchase agreements	$26,712,207	$35,456,138	$33,862,233
Repayments on repurchase agreements	(27,716,720)	(36,911,350)	(35,071,493)
Net settlements on TBA Agency MBS commitments	24,428	11,028	9,173
Settlements on terminated interest rate swaps	(16,055)	(28,075)	(42,438)
Common stock repurchased net of proceeds from common stock issued	(14,691)	(52,186)	(152,739)
Proceeds on Series C Preferred Stock issued	1,282	10,039	-
Series A Preferred Stock dividends paid	(4,139)	(4,139)	(4,139)
Series B Preferred Stock dividends paid	(1,577)	(1,577)	(1,577)
Series C Preferred Stock dividends paid	(842)	(518)	-
Common stock dividends paid	(58,170)	(61,967)	(63,734)
Net cash (used in) financing activities	$(1,074,277)	$(1,582,607)	$(1,464,714)
Net increase in cash and cash equivalents	277	15,765	7,621
Cash and cash equivalents at beginning of period	30,754	14,989	7,368
Cash and cash equivalents at end of period	$31,031	$30,754	$14,989
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$58,624	$75,931	$109,925
Common stock repurchased	$15,562	$56,378	$154,110
Change in payable for MBS purchased	$-	$(24,624)	$24,624

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

•

Residential mortgage loans through consolidated securitization trusts. We finance our residential mortgage loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained net interest in the loans held in the securitization trusts.

Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As long as we retain our REIT status, we generally will not be subject to federal or state income taxes to the extent that we distribute our taxable net income to our stockholders, and we routinely distribute to our stockholders substantially all of the taxable net income generated from our operations. In order to qualify as a REIT, we must meet various ongoing requirements under the tax law, including requirements relating to the composition of our assets, the nature of our gross income, minimum distribution requirements and requirements relating to the ownership of our stock.

At December 31, 2016, we believe we met all REIT requirements regarding the asset tests, income tests, the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, typically three to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. A portion of our portfolio consists of Non-Agency MBS. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify most of our MBS as available-for-sale. We have also designated a portion of our MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Other comprehensive income (loss)” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income (loss)” on the consolidated balance sheets to income (loss) on the consolidated statements of operations. Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations.

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

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at December 31, 2016 and December 31, 2015, aggregated by investment category and length of time (dollar amounts in thousands):

December 31, 2016

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	120	$978,041	$(12,961)	261	$472,090	$(8,556)	381	$1,450,131	$(21,517)
Non-Agency MBS	30	$163,741	$(5,911)	36	$206,516	$(4,551)	66	$370,257	$(10,462)

December 31, 2015

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	107	$731,112	$(5,177)	332	$1,637,714	$(33,085)	439	$2,368,826	$(38,262)
Non-Agency MBS	53	$323,198	$(5,530)	-	$-	$-	53	$323,198	$(5,530)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At December 31, 2016, we do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2016. At December 31, 2016, there was approximately $13.8 million in unrealized losses on Trading Agency MBS that was not included in the table above, as they are recognized on our statements of operations.

We do not consider Non-Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Non-Agency MBS were caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At December 31, 2016, there were six bonds that were impaired for a total of approximately $1.5 million, as the cash flow projections were less favorable than previously forecasted.  On the remainder of the Non-Agency bonds, at December 31, 2016, we do not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2016.

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

Credit Risk

At December 31, 2016, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2016 relative to any tax positions taken prior to January 1, 2016. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2016. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2011 and 2010, respectively.

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

The computation of EPS for the years ended December 31, 2016, 2015 and 2014 are as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the year ended December 31, 2016
Basic EPS	$15,910	96,408	$0.17
Effect of dilutive securities	1,577	4,660	-
Diluted EPS	$17,487	101,068	$0.17
For the year ended December 31, 2015
Basic EPS	$8,267	103,412	$0.08
Effect of dilutive securities	1,577	4,339	-
Diluted EPS	$9,844	107,751	$0.08
For the year ended December 31, 2014
Basic EPS	$22,903	123,949	$0.18
Effect of dilutive securities	1,577	4,108	-
Diluted EPS	$24,480	128,057	$0.18

For the years ended December 31, 2016, 2015 and 2014, options to purchase 0, 0 and 5,000 shares of our common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued a new standard on revenue recognition, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This new standard will replace more than 200 ad hoc pronouncements on revenue recognition. This ASU requires companies to recognize revenue in a way that shows the transfer of goods or services to customers in amounts that reflect the payment that a company expects to be entitled to in exchange for those goods or services. To do that, companies will now have to go through a five-step process: (1) tie the contract to a customer; (2) identify the contract’s performance obligations; (3) determine the transaction price; (4) connect the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) a company satisfies the performance obligation. This ASU only affects an entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within other standards (for example, insurance contracts or lease contracts). This ASU is effective for a public entity for the financial statements beginning with the quarter ending March 31, 2018. Based on our revenue types, we do not believe that this ASU will have a material impact on our financial statements.

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

On February 25, 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will become effective for public entities beginning with the quarter ending March 31, 2019. We do not believe that this ASU will have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The term novation, as it relates to derivative instruments, refers to replacing one of the parties to a derivative instrument with a new party. This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU will become effective for public companies beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

On March 14, 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force).” This topic requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risk of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. This ASU clarifies that when assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, entities must use the four-step decision sequence established by the Derivatives Implementation Group. The four-step decision sequence requires an entity to consider whether (1) the payoff or settlement is adjusted based on changes in an index; (2) the payoff is indexed to an underlying other than interest rates or credit risk; (3) the debt involves a substantial premium or discount; and (4) the call (put) option is contingently exercisable. This ASU will become effective for public entities beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

On March 15, 2016, the FASB issued ASU 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This ASU also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or less in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU will become effective for all entities beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

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

In October 2016, the FASB issued ASU 2016-17, “Interests Held Through Related Parties That Are under Common Control, Consolidation (Topic 810).” A single decision maker of a variable interest entity, or VIE, is required to consider indirect economic interest in the entity held through related parties on a proportionate basis when determining whether it is the primary beneficiary of that VIE unless the single decision maker and its related parties are under common control. If a single decision maker and its related parties are under common control, the single decision maker is required to consider indirect interests in the entity held through those related parties to be the equivalent of direct interests in their entirety. This ASU amends how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. This ASU will become effective for public entities beginning with the quarter ending March 31, 2017. We do not believe that this ASU will have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash, Statement of Cash Flows (Topic 230).” Currently, diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU will be effective for public entities beginning with the quarter ending March 31, 2018. While this ASU will affect the presentation of restricted cash and the related cash inflows and cash outflows on our statement of cash flows, we do not believe this ASU will have a material impact on our financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments in this ASU affect narrow aspects of the guidance issued in ASU 2014-09. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09), which begins with the quarter ending March 31, 2018. We do not believe this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and Eurodollar Futures Contracts. The following table represents the Company’s restricted cash balances at December 31, 2016 and December 31, 2015 (in thousands):

	December 31,	December 31,
	2016	2015

Restricted cash - swap margin calls	$12,390	$11,913
Restricted cash - Eurodollar Futures Contracts	-	2,317
	$12,390	$14,230

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS at December 31, 2016 and December 31, 2015, which are carried at their fair value (in thousands):

December 31, 2016

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$8,601	$1,709,839	$2,164,171	$3,882,611	$639,703	$4,522,314
Paydowns receivable(2)(3)	-	31,130	-	31,130	6	31,136
Unrealized gains	3	10,652	36,069	46,724	11,999	58,723
Unrealized losses	(130)	(22,301)	(12,841)	(35,272)	(10,462)	(45,734)
Fair value	$8,474	$1,729,320	$2,187,399	$3,925,193	$641,246	$4,566,439

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate(1)	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$1,762,550	$1,106,680	$872,741	$140,640	$3,882,611	$639,703	$4,522,314
Paydowns receivable(2)(3)	16,164	14,966	-	-	31,130	6	31,136
Unrealized gains	40,066	1,096	1,142	4,420	46,724	11,999	58,723
Unrealized losses	(3,162)	(12,156)	(19,927)	(27)	(35,272)	(10,462)	(45,734)
Fair value	$1,815,618	$1,110,586	$853,956	$145,033	$3,925,193	$641,246	$4,566,439

(1)	Included in the fair value of the 15-year fixed-rate Agency MBS was approximately $483.2 million held as trading investments.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(3)	Paydowns receivable on Non-Agency MBS represent when we receive notice of prepayments but do not receive the actual cash until the following month.

During the year ended December 31, 2016, we received proceeds of approximately $401 million from the sales of Agency MBS and recognized gross realized losses on sales of approximately $3.5 million and gross realized gains of approximately $1.4 million. During the year ended December 31, 2015, we received proceeds of approximately $720 million from the sales of Agency MBS and recognized gross realized losses on sales of approximately $7.5 million. During the year ended December 31, 2016, we had gross unrealized losses on trading investments of $13.8 million. We did not have any trading investments in 2015.

During the year ended December 31, 2016, we sold approximately $18.2 million of Non-Agency MBS and recognized a gross gain of approximately $137 thousand. During the year ended December 31, 2015, we sold approximately $27 million of Non-Agency MBS and recognized a loss of approximately $75 thousand.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the year ended December 31, 2016 and cumulatively at December 31, 2016 and December 31, 2015:

	For the Year Ended	At	At
	December 31,	December 31,	December 31,
	2016	2016	2015
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$(27,990)	$599,279	$627,269
Contractual principal not expected to be collected (non-accretable yield)	(2,073)	(223,291)	(221,218)
Expected cash flows to be collected	(30,063)	375,988	406,051
Market yield adjustment	494	83,577	83,083
Unrealized (loss) gain, net	(1,850)	3,600	5,450
Fair value	(31,419)	463,165	494,584
Fair value of other Non-Agency MBS (without credit deterioration)	(9,396)	178,081	187,477
Total fair value of Non-Agency MBS	$(40,815)	$641,246	$682,061

The following table presents the change for the years ended December 31, 2016 and December 31, 2015 of the components of the Company’s purchase discount on its Non-Agency MBS between the amount designated as the market yield adjustments and the non-accretable difference:

	For the Year Ended December 31,
	2016		2015
	Market Yield Adjustment	Non- Accretable	Market Yield Adjustment	Non- Accretable
	(in thousands)
Balance at January 1, 2016	$83,083	$(221,218)	$(18,528)	$(18,123)
Accretion of discount	(1,527)	-	(1,022)	-
Purchases	6,468	(28,072)	99,416	(203,095)
Realized credit losses, net of recoveries	-	23,188	-	-
Sales	(92)	-	1,849	-
Impairment charge	-	(1,548)	-	-
Other	(4,355)	4,359	1,368	-
Balance at December 31, 2016	$83,577	$(223,291)	$83,083	$(221,218)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of December 31, 2016 and December 31, 2015.

	December 31,	December 31,
	2016	2015
	(in thousands)
Residential mortgage loans held-for-investment	$744,462	$969,172
Accrued interest receivable	2,468	3,092
Total assets	$746,930	$972,264
Accrued interest payable	$2,399	$2,892
Asset-backed securities issued by securitization trusts	728,683	915,486
Total liabilities	$731,082	$918,378

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts (Class B-4 through B-5). The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts.

The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the year ended December 31, 2016.

Residential Mortgage Loans Held by Consolidated Securitization Trusts

Residential mortgage loans held by consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. During the year ended December 31, 2016, we sold our investment in the B1 to B3 tranches of these trusts and realized a gross gain of approximately $870 thousand and a gross loss of approximately $121 thousand.

The following table details the carrying value for residential mortgage loans held-for-investment at December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015
	(in thousands)
Principal balance	$736,788	$958,403
Unamortized premium, net of discount	7,877	10,972
Allowance for loan losses	(203)	(203)
Carrying value	$744,462	$969,172

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment at December 31, 2016 and December 31, 2015:

	Year Ended
	December 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$969,172	$-
Additions during period:
New loans	-	1,018,120
Premium on new loans	-	12,437
Deductions during period:
Collections of principal	(221,615)	(59,717)
Amortization of premium	(3,095)	(1,465)
Provision for loan losses	-	(203)
Balance at end of period	$744,462	$969,172

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	1,052	1,328
Current principal balance	$736,788	$958,403
Average loan balance	$700	$722
Net weighted average coupon rate	3.86%	3.87%
Weighted average maturity (years)	27.3	28.4
Weighted average FICO score	764	762
Current Performance:
Current	$735,487	$954,341
30 days delinquent	1,301	3,234
60 days delinquent	-	828
90+ days delinquent	-	-
Bankruptcy/foreclosure	-	-
Total	$736,788	$958,403

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at December 31, 2016 and December 31, 2015 based on principal balance outstanding:

	December 31,	December 31,
State	2016	2015
	(Percent)
California	42.9%	48.2%
Florida	8.4	6.0
Other states (none greater than 5%)	48.7	45.8
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$203	$-
Provision for loan losses	-	203
Charge-offs, net	-	-
Balance at end of period	$203	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $728.7 million at December 31, 2016 and $915.5 million at December 31, 2015. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At December 31, 2016, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2015, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.4 million. The income from these properties is included in our statements of operations as “Income on rental properties.” The expenses on these properties are included in our statements of operations in “Other expenses” and the details are included in Note 16.

NOTE 6. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At December 31, 2016 and December 31, 2015, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

December 31, 2016

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	1,405,000	0.85	411,015	2.27	1,816,015	1.17
30 days to 90 days	2,095,000	0.92	-	-	2,095,000	0.92
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,500,000	0.89%	$411,015	2.27%	$3,911,015	1.04%
Weighted average maturity	39 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.31%
Weighted average maturity after adjusting for interest rate swaps					488 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,707,062		$525,169		$4,232,231

December 31, 2015

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,710,000	0.60	485,528	1.91	3,195,528	0.80
30 days to 90 days	1,720,000	0.60	-	-	1,720,000	0.60
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$4,430,000	0.60%	$485,528	1.91%	$4,915,528	0.73%
Weighted average maturity	28 days		14 days		27 days
Weighted average interest rate after adjusting for interest rate swaps					1.39%
Weighted average maturity after adjusting for interest rate swaps					736 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,694,731		$596,831		$5,291,562

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

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2016	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$8,192	$-	$8,192	$(8,192)	$-	$-
Total	$8,192	$-	$8,192	$(8,192)	$-	$-
Repurchase agreements(3)	$3,911,015	$-	$3,911,015	$(3,911,015)	$-	$-
Derivative liabilities at fair value(2)	34,302	-	34,302	(34,302)	-	-
Total	$3,945,317	$-	$3,945,317	$(3,945,317)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2015	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$12,470	$-	$12,470	$(12,470)	$-	$-
Total	$12,470	$-	$12,470	$(12,470)	$-	$-
Repurchase agreements(3)	$4,915,528	$-	$4,915,528	$(4,915,528)	$-	$-
Derivative liabilities at fair value(2)	34,547	-	34,547	(34,547)	-	-
Total	$4,950,075	$-	$4,950,075	$(4,950,075)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At December 31, 2016, we had pledged approximately $22.1 million in Agency MBS as collateral and paid another approximately $12.4 million on swap margin calls (included in “restricted cash”) on our swap derivatives, which were approximately $7.7 million in derivative assets and approximately $21 million in derivative liabilities at December 31, 2016. At December 31, 2015, we had pledged approximately $39.8 million in Agency MBS as collateral and paid another approximately $11.9 million on swap margin calls on our swap derivatives, which were approximately $11.6 million in derivative assets and approximately $33.9 million in derivative liabilities at December 31, 2015.

(3)

At December 31, 2016, we had pledged approximately $3.7 billion in Agency MBS and approximately $525.2 million of Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2015, we had pledged approximately $4.7 billion in Agency MBS and approximately $597 million of Non-Agency MBS as collateral on our repurchase agreements.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. This includes those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. The valuation techniques, including the judgments or assumptions that are used by us in arriving at the fair value of our MBS and derivative instruments, are as follows:

The fair values for Agency MBS and TBA Agency MBS are based primarily on independent broker pricing quotes and independent third-party pricing service quotes, which are deemed indicative of market activity. The brokers and third-party pricing services use commonly used market pricing methodology that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, loan age, collateral type, periodic and life cap, geography, and prepayment speeds. We evaluate the pricing information we receive taking into account factors such as coupon, prepayment experience, fixed/adjustable rate, coupon index, time to reset and issuing agency, among other factors. Based on these factors and our market knowledge and expertise, bond prices are compared to prices of similar securities and our own observations of trading activity in the marketplace.

The fair values for Non-Agency MBS are based primarily on prices from independent well-known major financial brokers that make markets in these instruments and pricing from independent pricing services. We understand that these market participants use pricing models that not only consider the characteristics of the type of security and its underlying collateral from observable market data but also consider the historical performance data of the underlying collateral of the security, including loan delinquency, loan losses and credit enhancement. To validate the prices the Company obtains, we consider and review a number of observable market data points including trading activity in the marketplace, and current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. We compare the prices received from brokers against the prices received from pricing services and vice-versa and also against our own internal models for reasonableness and make inquiries to the brokers and pricing services about the prices received from these parties and their methods.

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange, or the CME, and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. For all non-centrally cleared interest rate swaps, we obtain the pricing from independent dealers who are large financial institutions and are market makers for these types of instruments. These market participants use pricing models that incorporate the LIBOR interest swap rate curve and the overnight index swap rate. To validate the prices for all interest rate swaps, we compare to other sources such as Bloomberg. For Eurodollar futures, the pricing information is obtained from the end of business day quotation which is also provided through a central counterparty (CME).

Level 3:  Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objectives sources.

At December 31, 2016, and December 31, 2015, fair value measurements on a recurring basis were as follows (in thousands):

December 31, 2016

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$3,925,193	$-	$3,925,193
Non-Agency MBS(1)	$-	$641,246	$-	$641,246
Derivative instruments(2)	$-	$8,192	$-	$8,192
Liabilities:
Derivative instruments(2)	$-	$34,302	$-	$34,302

December 31, 2015

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$4,892,782	$-	$4,892,782
Non-Agency MBS(1)	$-	$682,061	$-	$682,061
Derivative instruments(2)	$-	$12,470	$-	$12,470
Liabilities:
Derivative instruments(2)	$-	$34,547	$-	$34,547

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 14.

At December 31, 2016 and December 31, 2015, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2016 and December 31, 2015, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential mortgage loans held-for-investment	$744,462	$733,759	$969,172	$959,418
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$728,683	$718,008	$915,486	$907,556

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

Income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2016 and December 31, 2015, there were no significant deferred tax assets and deferred tax liabilities.

The tables below present tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2016:

8.625% Series A Cumulative Preferred Stock (CUSIP 03747 20 0)
Declaration Date	Record Date	Payable Date	2016 Total Distribution Per Share	2016 Ordinary Income	2016 Return of Capital	Short-Term Capital Gains	Carry-Over to 2017

10/15/15	12/31/15	01/15/16	$0.539063	$0.539063	$-	$-	$-
01/22/16	03/31/16	04/15/16	0.539063	0.262474	-	0.276589	-
04/15/16	06/30/16	07/15/16	0.539063	0.232818	-	0.306245	-
07/15/16	09/30/16	10/17/16	0.539063	0.313443	-	0.225620	-
10/14/16	12/30/16	01/17/17	0.539063	0.528184	-	0.010879	-
		Total	$2.695315	$1.875982	$-	$0.819333	$-

6.25% Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)
Declaration Date	Record Date	Payable Date	2016 Total Distribution Per Share(1)	2016 Ordinary Income	2016 Return of Capital	Short-Term Capital Gains	Carry-Over to 2017

10/15/15	12/31/15	01/15/16	$0.397013	$0.397013	$-	$-	$-
01/22/16	03/31/16	04/15/16	0.397282	0.194082	-	0.203200	-
04/15/16	06/30/16	07/15/16	0.397997	0.173009	-	0.224988	-
07/15/16	09/30/16	10/17/16	0.397240	0.231485	-	0.165755	-
10/14/16	12/30/16	01/17/17	0.390625	0.382633	-	0.007992	-
		Total	$1.980157	$1.378222	$-	$0.601935	$-

(1)

The Series B Preferred Stock is convertible into shares of our common stock. The conversion rate is adjusted per a stated formula when distributions are made to our common stockholders. The value of any conversion rate increase is a deemed distribution for tax purposes and is taxable to holders of our Series B Preferred Stock to the extent supported by earnings and profits and is included in the table above. See Forms 8937 on our Company website for additional details.

7.625% Series C Cumulative Redeemable Preferred Stock (CUSIP 03747 40 8)
Declaration Date	Record Date	Payable Date	2016 Total Distribution Per Share	2016 Ordinary Income	2016 Return of Capital	Short-Term Capital Gains	Carry-Over to 2017

10/15/15	12/31/15	01/15/16	$0.476563	$0.476563	$-	$-	$-
01/22/16	03/31/16	04/15/16	0.476563	0.222689	-	0.253874	-
04/15/16	06/30/16	07/15/16	0.476563	0.195469	-	0.281094	-
07/15/16	09/30/16	10/17/16	0.476563	0.283519	-	0.193044	-
10/14/16	12/30/16	01/17/17	0.476563	0.467635	-	0.008928	-
		Total	$2.382815	$1.645875	$-	$0.736940	$-

Common Stock (CUSIP 03747 10 1)
Declaration Date	Record Date	Payable Date	2016 Total Distribution Per Share	2016 Ordinary Income	2016 Return of Capital	Short-Term Capital Gains	Carry-Over to 2017

12/17/15	12/31/15	01/29/16	$0.15	$0.150000	$-	$-	$-
03/17/16	03/31/16	04/29/16	0.15	0.079562	-	0.070438	-
06/16/16	06/30/16	07/29/16	0.15	0.071272	-	0.078728	-
09/15/16	09/30/16	10/28/16	0.15	0.091848	-	0.058152	-
12/16/16	12/30/16	01/30/17	0.15	0.084564	-	0.002806	0.062630
		Total	$0.75	$0.477246	$-	$0.210124	$0.062630

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. At December 31, 2016, the conversion rate was 4.7329. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the year ended December 31, 2016, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock and Series C Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock and Series C Preferred Stock voting together as a single class. Through December 31, 2016, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2016, our authorized capital included 200,000,000 shares of common stock, of which 95,718,402 shares were issued and outstanding.

At December 31, 2016, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share) and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At December 31, 2016, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 1,009,640 shares of Series B Preferred Stock issued and outstanding and 485,842 shares of Series C Preferred Stock issued and outstanding.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement, or the MLV Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may offer and sell from time to time through MLV, as our agent, shares of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. On August 10, 2016, the MLV Sales Agreement was terminated and we entered into a new At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, shares of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. FBR is an affiliate of MLV and we entered into the FBR Sales Agreement to reflect that the agent is now FBR as opposed to MLV. During the year ended December 31, 2016, we sold an aggregate of 51,918 shares of our Series C Preferred Stock under these Sales Agreements, which provided net proceeds to us of approximately $1.3 million.

On October 3, 2011, we announced that our Board authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the year ended December 31, 2016, we repurchased an aggregate of 3,460,844 shares of our common stock at a weighted average price of $4.49 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S-3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, or the 2015 DRP Plan. During the year ended December 31, 2016, we issued an aggregate of 234,795 shares of our common stock at a weighted average price of $4.72 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $1.1 million.

On April 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $534,442,660 maximum offering price of our capital stock. The registration statement was declared effective on April 13, 2016. At December 31, 2016, approximately $533.2 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan. During the year ended December 31, 2016, we issued an aggregate of 154,552 restricted stock units (or phantom shares) under the 2014 Equity Plan.

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

Messrs. Lloyd McAdams, Joseph E. McAdams, Charles J. Siegel, John T. Hillman and Ms. Heather U. Baines and others are officers and employees of PIA Farmland, Inc. and its external manager, PIA, where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties to lease to independent farm operators, was incorporated in February 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management, LLC, as to their time commitment. Mr. Steven Koomar, the Chief Executive Officer of PIA Farmland, Inc., has no involvement with either Anworth or its external manager, Anworth Management, LLC.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $65.43 per square foot. The base monthly rental for us is $39,807.17, which will be increased by 3% per annum on July 1, 2017. The sublease agreement runs through June 30,

2022 unless earlier terminated pursuant to the master lease. During the years ended December 31, 2016, 2015 and 2014, we expensed $511 thousand, $505 thousand and $502 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At December 31, 2016, the future minimum lease commitment is as follows (in whole dollars):

Year	2017	2018	2019	2020	2021	Thereafter	Total Commitment
Commitment	$484,852	$499,398	$514,374	$529,800	$545,697	$276,882	$2,851,003

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the years ended December 31, 2016, 2015 and 2014, we paid fees of $153 thousand, $162 thousand and $191 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreases the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant DERs or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the year ended December 31, 2016, we issued to our independent directors an aggregate of 8,000 restricted stock units (or phantom shares) with associated grants of 8,000 DERs in the aggregate under the 2014 Equity Plan. These restricted stock units (or phantom shares) do not vest until our independent directors terminate their service on our Board.

During the year ended December 31, 2016, we issued to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the Grant Date and ending on the ten-year anniversary of the Grant Date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the Grant Date and ending on the last day of the calendar month after the three-year anniversary of the Grant Date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for Cause. The closing price of the Company’s common stock on the grant date was $4.96. The unrecognized stock compensation expense at December 31, 2016 was approximately $226 thousand.

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

A summary of stock option transactions that are outstanding under the 2014 Equity Plan are as follows:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	-	$-	5,000	$9.720	5,000	$9.720
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Expired	-	-	(5,000)	9.720	-	-
Outstanding, end of year	-	$-	-	$-	5,000	$9.720
Weighted average fair value of options expired during the year		$-		$-		$-
Options exercisable at year-end	-		-		5,000

The following table summarizes information about restricted stock transactions during the year ended December 31, 2016:

Grant Date Fair Value	Unvested Shares at December 31, 2015	Restricted Shares Granted	Shares Vested in 2016	Shares Forfeited	Unvested Shares at December 31, 2016	Weighted Average Remaining Contractual Life (Years)

$5.93	197,362	-	-	-	197,362	-
$4.96	-	146,552	-	-	146,552	-
	197,362	146,552	-	-	343,914	-

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

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers under the 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares vest in equal annual installments over a three-year period provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured on an annual basis as of the anniversary date of the grant. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares do not vest. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock any time after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date. Upon the expiration of the 2004 Equity Plan, this grant is now being accounted for under the 2014 Equity Plan. These shares were terminated effective January 3, 2017.

The fair value of the aforementioned stock-based award was estimated using the Black-Scholes model with the following weighted-average assumptions:

2016 Grant
Assumptions:
Dividend yield	13.1%
Expected volatility	27.7%
Risk-free interest rate	3.8%
Expected lives	3 years

We recognize the expense related to restricted stock over the ten-year vesting period. During the years ended December 31, 2016, 2015 and 2014, we expensed approximately $337 thousand, $97 thousand and $97 thousand, respectively, related to the restricted stock and restricted stock units grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs is ten years from the date of grant. On October 14, 2016, our Board approved a grant of an aggregate of 144,982 DERs to replace an equal amount of DERs that were scheduled to expire in December 2016 and also approved a new grant of 18,604 DERs to one of the officers of our Manager, all issued under the 2007 DER Plan or the 2014 Equity Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. At December 31, 2016, there were 690,792 DERs issued and outstanding. During the years ended December 31, 2016, 2015 and 2014, we paid or accrued $406 thousand, $376 thousand and $323 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of December 31, 2016 and December 31, 2015:

		December 31,	December 31,
Derivative Instruments	Balance Sheet Location	2016	2015
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$7,668	$11,644
Eurodollar Futures Contracts	Derivative Assets	524	826
		$8,192	$12,470
De-designated interest rate swaps	Derivative Liabilities	$20,976	$33,897
TBA Agency MBS	Derivative Liabilities	13,103	650
Eurodollar Futures Contracts	Derivative Liabilities	223	-
		$34,302	$34,547

Interest Rate Swap Agreements

At December 31, 2016, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $1.77 billion and a weighted average maturity of approximately 34 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.598% to 3.06%) and receive a payment that varies with the three-month LIBOR rate. During the year ended December 31, 2016, 28 swap agreements with an aggregate notional amount of $2.22 billion either were terminated or matured, and we entered into 3 new swap agreements with an aggregate notional amount of $125 million and terms of up to five years.

At December 31, 2016, the amount in AOCI relating to interest rate swaps was approximately $17.8 million. The estimated net amount of the existing losses that were reported in AOCI at December 31, 2016 that is expected to be reclassified into earnings within the next twelve months is approximately $2.4 million.

At December 31, 2016 and 2015, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	December 31, 2016			December 31, 2015
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 1 year	$500,000	0.79%	6	$950,000	0.68%	9
1 year to 2 years	410,000	0.96	16	930,000	0.96	18
2 years to 3 years	150,000	1.29	34	1,000,000	1.13	30
3 years to 4 years	166,000	1.45	46	250,000	1.28	44
4 years to 5 years	125,000	2.44	57	216,000	1.88	58
5 years to 7 years	420,000	2.73	75	320,000	2.54	78
7 years to 10 years	-	-	-	200,000	3.00	93
	$1,771,000	1.51%	34	$3,866,000	1.24%	32

Swap Agreements by Counterparty

	December 31,	December 31,
	2016	2015
	(in thousands)
Chicago Mercantile Exchange(1)	$786,000	$1,891,000
JPMorgan Securities	425,000	525,000
Deutsche Bank Securities	325,000	565,000
RBS Greenwich Capital	115,000	115,000
Nomura Securities International	100,000	200,000
Bank of New York	20,000	120,000
ING Financial Markets LLC	-	450,000
	$1,771,000	$3,866,000

(1)

For all swap agreements entered into after September 9, 2013, the counterparty is the Chicago Mercantile Exchange regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Risk Management” in Note 1 for additional details.

Eurodollar Futures Contracts

Each Eurodollar Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur.

At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount. For the year ended December 31, 2016, we had losses on Eurodollar Futures Contracts of approximately $2.7 million. At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. For the year ended December 31, 2015, we had losses on Eurodollar Futures Contracts of approximately $2.1 million.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the year ended December 31, 2016, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $11.5 million. During the year ended December 31, 2015, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $9.3 million. The types of securities involved in these TBA contracts are Fannie Mae 15-year fixed-rate securities with coupons generally ranging from 2.5% to 3.0%. At December 31, 2016, the notional amount of the TBA Agency MBS was approximately $605 million.

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

NOTE 16. OTHER EXPENSES

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Legal and professional fees(1)	$660	$645	$2,561
Printing and stockholder communications(1)	188	176	596
Directors and Officers insurance	498	499	509
DERs expense	406	376	323
Amortization of restricted stock	337	97	97
Software implementation and maintenance(2)	827	333	315
Administrative service fees	153	162	191
Rent	511	505	502
Stock exchange and filing fees	157	172	180
Custodian and clearing fees	232	273	284
Sarbanes-Oxley consulting fees	128	125	107
Commissions - Eurodollar Futures Contracts	44	41	15
Board of directors fees and expenses	311	346	350
Securities data services	401	355	176
Leasing commissions on rental properties	51	65	73
Other expenses on rental properties	254	230	158
Depreciation expense on rental properties	452	441	235
Property insurance on rental properties	112	117	66
Management fee for rental properties	168	159	50
Property taxes on rental properties	307	233	98
Recovery on Lehman receivable	(58)	(346)	(38)
Other	197	185	160
Total	$6,336	$5,189	$7,008

(1)	The increase during 2014 was primarily related to the Company’s proxy solicitation contest during 2014.
(2)	The increase during 2016 was primarily to the increase in license acquisition, implementation and conversion to a new portfolio accounting system.

NOTE 17. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2016 and December 31, 2015. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Dilutive EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2016 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income:
Interest-Agency MBS	$20,765	$10,690	$18,494	$19,964
Interest-Non-Agency MBS	9,281	9,137	8,766	8,667
Interest-residential mortgage loans	9,313	9,111	8,359	7,854
Other interest income	12	12	11	17
	39,371	28,950	35,630	36,502
Interest expense:
Interest expense on repurchase agreements	9,398	8,960	8,615	9,532
Interest expense on asset-backed securities	8,599	8,414	7,918	7,548
Interest expense on junior subordinated notes	346	354	360	375
	18,343	17,728	16,893	17,455
Net interest income	21,028	11,222	18,737	19,047
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	21,028	11,222	18,737	19,047
Operating expenses	(3,612)	(3,660)	(3,436)	(3,511)
Other income (loss):
Income-rental properties	410	428	424	425
(Loss) gain on sale of Agency MBS	(3,239)	-	1,206	(39)
Unrealized gain (loss) on Agency MBS held as trading investments	-	-	1,148	(14,925)
Gain on sale of Non-Agency MBS	-	-	-	137
Impairment charge on Non-Agency MBS	-	-	-	(1,548)
Gain on sales of residential mortgage loans held-for-investment	-	33	716	-
(Loss) gain on interest rate swaps, net	(50,219)	(16,089)	8,141	30,916
Gain (loss) on derivatives-TBA Agency MBS, net	15,354	8,061	3,412	(15,362)
Gain (loss) on derivatives-Eurodollar Futures Contracts	22	(1,357)	(2,060)	672
Recovery on Non-Agency MBS	1	1	1	9
Total other (loss) income	(37,671)	(8,923)	12,988	285
Net (loss) income	(20,255)	(1,361)	28,289	15,821
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(1,035)	(1,035)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(394)	(394)
Dividend on Series C Cumulative Redeemable Preferred Stock	(207)	(207)	(222)	(231)
Net (loss) income to common stockholders	$(21,891)	$(2,997)	$26,638	$14,161
Basic (loss) earnings per common share	$(0.22)	$(0.03)	$0.28	$0.15
Diluted (loss) earnings per common share	$(0.22)	$(0.03)	$0.27	$0.14
Basic weighted average number of shares outstanding	97,704	96,355	95,881	95,706
Diluted weighted average number of shares outstanding	97,704	96,355	100,590	100,485

For the year ended December 31, 2015 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income:
Interest-Agency MBS	$30,588	$27,464	$24,572	$22,881
Interest-Non-Agency MBS	3,647	6,385	8,078	9,021
Interest-residential mortgage loans	-	1,188	4,120	7,510
Other interest income	10	10	11	13
	34,245	35,047	36,781	39,425
Interest expense:
Interest expense on repurchase agreements	6,689	7,400	8,167	8,437
Interest expense on asset-backed securities	-	1,075	3,729	6,841
Interest expense on junior subordinated notes	315	319	323	325
	7,004	8,794	12,219	15,603
Net interest income	27,241	26,253	24,562	23,822
Provision for loan losses	-	70	70	63
Net interest income after provision for loan losses	27,241	26,183	24,492	23,759
Operating expenses	(3,615)	(3,415)	(3,523)	(3,427)
Other (loss) income:
Income-rental properties	370	409	399	416
(Loss) on sale of Agency MBS	-	-	-	(7,508)
(Loss) gain on sale of Non-Agency MBS	(3)	(73)	-	1
(Loss) gain on interest rate swaps, net	(46,488)	5,075	(50,965)	18,131
Gain (loss) on derivatives-TBA Agency MBS, net	8,525	(6,573)	10,345	(2,974)
(Loss) gain on derivatives-Eurodollar Futures Contracts	(2,338)	(1,732)	(2,569)	4,535
Recovery on Non-Agency MBS	1	4	7	13
Total other (loss) income	(39,933)	(2,890)	(42,783)	12,614
Net (loss) income	(16,307)	19,878	(21,814)	32,946
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(1,035)	(1,035)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(394)	(394)
Dividend on Series C Cumulative Redeemable Preferred Stock	(111)	(200)	(203)	(207)
Net (loss) income to common stockholders	$(17,847)	$18,249	$(23,446)	$31,310
Basic (loss) earnings per common share	$(0.17)	$0.18	$(0.23)	$0.31
Diluted (loss) earnings per common share	$(0.17)	$0.17	$(0.23)	$0.30
Basic weighted average number of shares outstanding	107,228	104,225	102,431	99,857
Diluted weighted average number of shares outstanding	111,472	108,530	106,780	104,294

NOTE 18. SUBSEQUENT EVENTS

On January 3, 2017, the conversion rate of our Series B Preferred Stock increased from 4.7329 to 4.7932 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on December 16, 2016.

On January 26, 2017, we declared a Series A Preferred Stock dividend of $0.539063 per share, a Series B Preferred Stock dividend of $0.390625 per share and a Series C Preferred Stock dividend of $0.476563 per share, each of which is payable on April 17, 2017 to the holders of record of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, as of the close of business on March 31, 2017.

From January 3, 2017 through February 24, 2017, we sold an aggregate of 28,911 shares of Series C Preferred Stock at a weighted average price of $24.82 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $710 thousand.

From January 3, 2017 through February 24, 2017, we issued an aggregate of 52,764 shares of common stock at a weighted average price of $5.19 per share under the 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $274 thousand.

ANWORTH MORTGAGE ASSET CORPORATION

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
as of December 31, 2016
(dollar amounts in thousand)

								Principal
								Amount
								Subject to
			Final	Periodic				Delinquent
	Number	Interest	Maturity	Payment	Prior	Face	Carrying	Principal or
Asset Type/Description	of Loans	Rate(1)	Date(2)	Terms(3)	Liens	Amount	Amount	Interest(4)

Residential Mortgage Loans Held-for-Investment in Securitization Trusts
By Product Type:
30-year fixed-rate MBS	933	4.20%	2045	P&I	-	$654,273	$654,273	-
20-year fixed-rate MBS	1	4.25	2045	P&I	-	831	831	-
15-year fixed-rate MBS	73	3.41	2045	P&I	-	47,119	47,119	-
5- to 10-year hybrid ARMs	45	3.48	2045	P&I	-	34,565	34,565	-
Unamortized premium, net of discount						7,877	7,877
Allowance for loan losses						(203)	(203)
	1,052	4.12%				$744,462	$744,462
By Current Balance Stratification:
$100,000 - $300,000	8	4.06%	2045	P&I	-	$1,790	$1,790	-
$300,001 - $500,000	193	4.14	2045	P&I	-	87,456	87,456	-
$500,001 - $700,000	453	4.13	2045	P&I	-	273,036	273,036	-
$700,001 - $900,000	235	4.14	2045	P&I	-	185,134	185,134	-
> $900,000	163	4.06	2045	P&I	-	189,372	189,372	-
Unamortized premium, net of discount						7,877	7,877
Allowance for loan losses						(203)	(203)
	1,052	4.12%				$744,462	$744,462

(1)	This represents the weighted average gross coupon rate.
(2)	Represents the Final Maturity Date of the securitization trusts.
(3)	Principal and interest (“P&I”) is generally payable at level amounts over life to maturity.
(4)	Does not include any amounts that are delinquent less than 90 days.

NOTE TO SCHEDULE IV – RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	Year Ended December 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$969,172	$-
Additions during period:
New loans	-	1,018,120
Premium on new loans	-	12,437
Deductions during period:
Collections of principal	(221,615)	(59,717)
Amortization of premium	(3,095)	(1,465)
Provision for loan losses	-	(203)
Balance at end of period	$744,462	$969,172

EXHIBIT INDEX

Exhibit Number	Description

1.1

At Market Issuance Sales Agreement, dated March 3, 2015, among Anworth, Anworth Management, LLC and MLV & Co. LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 6, 2015)

1.2

At Market Issuance Sales Agreement, dated August 10, 2016, among Anworth, Anworth Management, LLC and FBR Capital Markets & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 10, 2016)

3.1

Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

3.2

Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on May 14, 2003)

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