Form 10-Q
period 2017-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2017-05-05
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At May 3, 2017, the registrant had 95,631,598 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
		(audited)
ASSETS
Agency MBS at fair value (including $3,508,865 and $3,707,062 pledged to counterparties at March 31, 2017 and December 31, 2016, respectively)	$3,670,780	$3,925,193
Non-Agency MBS at fair value (including $613,001 and $525,169 pledged to counterparties at March 31, 2017 and December 31, 2016, respectively)	739,510	641,246
Residential mortgage loans held-for-investment(1)	723,777	744,462
Residential real estate	14,243	14,262
Cash and cash equivalents	52,040	31,031
Restricted cash	9,211	12,390
Interest and dividends receivable	16,125	16,203
Derivative instruments at fair value	13,075	8,192
Receivables for MBS sold	8,213	-
Prepaid expenses and other	3,120	2,797
Total Assets	$5,250,094	$5,395,776
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$10,120	$11,850
Repurchase agreements	3,765,317	3,911,015
Asset-backed securities issued by securitization trusts(1)	714,409	728,683
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	18,793	34,302
Dividends payable on preferred stock	1,681	1,660
Dividends payable on common stock	14,337	14,358
Payables for MBS purchased	14,632	-
Accrued expenses and other	1,295	1,506
Total Liabilities	$4,577,964	$4,740,754
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($17,084 and $12,146, respectively); 683 and 486 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	16,175	11,321
Common Stock: par value $0.01 per share; authorized 200,000 shares, 95,582 shares issued and outstanding at March 31, 2017 and 95,718 shares issued and outstanding at December 31, 2016, respectively	956	957
Additional paid-in capital	967,056	966,714
Accumulated other comprehensive income consisting of unrealized gains and losses	21,179	8,648
Accumulated deficit	(403,697)	(403,079)
Total Stockholders' Equity	$648,206	$631,098
Total Liabilities and Stockholders' Equity	$5,250,094	$5,395,776

(1)

The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At March 31, 2017 and December 31, 2016, total assets of the consolidated VIEs were $726 million and $747 million (including accrued interest receivable of $2.4 million and $2.5 million), respectively, and total liabilities were $717 million and $731 million (including accrued interest payable of $2.3 million and $2.4 million), respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Interest and other income:
Interest-Agency MBS	$17,103	$20,765
Interest-Non-Agency MBS	9,568	9,281
Interest-residential mortgage loans	7,351	9,313
Other interest income	26	12
	34,048	39,371
Interest Expense:
Interest expense on repurchase agreements	10,411	9,398
Interest expense on asset-backed securities	7,075	8,599
Interest expense on junior subordinated notes	384	346
	17,870	18,343
Net interest income	16,178	21,028
Operating Expenses:
Management fee to related party	(1,821)	(2,044)
General and administrative expenses	(1,484)	(1,568)
Total operating expenses	(3,305)	(3,612)
Other income (loss):
Income-rental properties	449	410
Loss on sales of MBS	(68)	(3,239)
Impairment charge on Non-Agency MBS	(732)	-
Unrealized gain on Agency MBS held as trading investments	122	-
Gain on sales of residential mortgage loans held-for-investment	378	-
Gain (loss) on derivatives, net	2,378	(34,843)
Recovery on Non-Agency MBS	1	1
Total other income (loss)	2,528	(37,671)
Net income (loss)	$15,401	$(20,255)
Dividends on preferred stock	(1,755)	(1,636)
Net income (loss) to common stockholders	$13,646	$(21,891)
Basic earnings (loss) per common share	$0.14	$(0.22)
Diluted earnings (loss) per common share	$0.14	$(0.22)
Basic weighted average number of shares outstanding	95,705	97,704
Diluted weighted average number of shares outstanding	100,544	97,704

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$15,401	$(20,255)
Available-for-sale Agency MBS, fair value adjustment	2,335	24,385
Reclassification adjustment for loss on sales of Agency MBS included in net income (loss)	68	3,239
Available-for-sale Non-Agency MBS, fair value adjustment	9,514	(22,333)
Unrealized gains on swap agreements	540	3,369
Reclassification adjustment for interest expense on swap agreements included in net income (loss)	74	202
Other comprehensive income	12,531	8,862
Comprehensive income (loss)	$27,932	$(11,393)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares Outstanding	Series C Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Gain Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. Gain (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2016	1,919	486	95,718	$46,537	$11,321	$957	$966,714	$24,869	1,536	$(17,757)	$(403,079)	$631,098
Issuance of stock		197	61		4,854	1	320					5,175
Cancellation of common stock			(197)			(2)	2					-
Other comprehensive income, fair value adjustments and reclassifications								2,403	9,514	614		12,531
Net income											15,401	15,401
Amortization of restricted stock							20					20
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.396025 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(253)	(253)
Dividend declared - $0.15 per common share											(14,337)	(14,337)
Balance, March 31, 2017	1,919	683	95,582	$46,537	$16,175	$956	$967,056	$27,272	11,050	$(17,143)	$(403,697)	$648,206

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net income (loss)	$15,401	$(20,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premium (Agency MBS)	8,368	7,429
Amortization/accretion of market yield adjustments (Non-Agency MBS)	522	922
Accretion of discount (residential mortgage loans)	(68)	(114)
Depreciation on rental properties	115	112
Loss on sales of MBS	68	3,239
Impairment charge on Non-Agency MBS	732	-
Unrealized gain on Agency MBS held as trading investments	(122)	-
Gain on sales of residential mortgage loans	(378)	-
Amortization of restricted stock	20	79
Recovery on Non-Agency MBS	(1)	(1)
Periodic net settlements on interest rate swaps, net of amortization	(2,346)	(6,558)
(Gain) loss on interest rate swaps, net	(473)	50,219
(Gain) on derivatives, net of derivative income - TBA Agency MBS	(1,628)	(15,354)
(Gain) on derivatives - Eurodollar Futures Contracts	(276)	(22)
Changes in assets and liabilities:
(Increase) in interest receivable	(2,309)	(1,564)
(Increase) in prepaid expenses and other	(8,533)	(1,910)
Decrease in restricted cash	3,455	9,222
Increase in accrued interest payable	668	858
(Decrease) increase in accrued expenses	(137)	5,106
Net cash provided by operating activities	$13,078	$31,408
Investing Activities:
MBS Portfolios:
Proceeds from sales	8,213	294,295
Purchases	(115,460)	-
Principal payments	280,435	256,406
Residential mortgage loans held-for-investment:
Proceeds from sales	6,806	-
Principal payments	52	252
Residential properties purchases	(96)	(86)
Net cash provided by investing activities	$179,950	$550,867
Financing Activities:
Borrowings from repurchase agreements	$5,452,732	$7,962,265
Repayments on repurchase agreements	(5,598,430)	(8,516,802)
Net settlements on TBA Agency MBS commitments	(15,480)	10,913
Settlements on terminated interest rate swaps	-	(6,162)
Proceeds from common stock issued (common stock repurchased), net	322	(9,198)
Proceeds on Series C Preferred Stock issued	4,855	-
Preferred stock dividends paid	(1,660)	(1,636)
Common stock dividends paid	(14,358)	(14,862)
Net cash (used in) financing activities	$(172,019)	$(575,482)
Net increase in cash and cash equivalents	$21,009	$6,793
Cash and cash equivalents at beginning of period	31,031	5,754
Cash and cash equivalents at end of period	$52,040	$12,547
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,790	$19,606
Common stock repurchased	$-	$9,439
Change in payable for MBS purchased	$14,632	$-

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance, and manage a leveraged portfolio of residential mortgage-backed securities (which we refer to as “MBS”) and residential mortgage loans, which presently include the following types of investments:

•

Agency mortgage-backed securities (which we refer to as “Agency MBS”), which include residential mortgage pass-through certificates and collateralized mortgage obligations (which we refer to as “CMOs”), which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise (which we refer to as “GSE”), such as the Federal National Mortgage Association (which we refer to as “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (which we refer to as “Freddie Mac”).

•

Non-agency mortgage-backed securities (which we refer to as “Non-Agency MBS”), which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans.

•

Residential mortgage loans through consolidated securitization trusts. We finance our residential mortgage loans through asset-backed securities (which we refer to as “ABS”) issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained net interest in the securitization trusts.

Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We have elected to be taxed as a real estate investment trust (which we refer to as “REIT”) under the Internal Revenue Code of 1986, as amended (which we refer to as the “Code”). As long as we retain our REIT status, we generally will not be subject to federal or state income taxes to the extent that we distribute our taxable net income to our stockholders, and we routinely distribute to our stockholders substantially all of the taxable net income generated from our operations. In order to qualify as a REIT, we must meet various ongoing requirements under the tax law, including requirements relating to the composition of our assets, the nature of our gross income, minimum distribution requirements, and requirements relating to the ownership of our stock.

Our Manager

We are externally managed and advised by Anworth Management LLC (which we refer to as our “Manager”). Our Manager is supervised and directed by our board of directors (which we refer to as our “Board”). Our day-to-day operations are being conducted by our Manager through the authority delegated to it under the Management Agreement between us and our Manager (which we refer to as the “Management Agreement”) and pursuant to the policies established by our Board.

Our Manager will also perform such other services and activities relating to our assets and operations as described in the Management Agreement. In exchange for services provided, our Manager receives a management fee, paid monthly in arrears, in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America (which we refer to as “GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, cash flow projections for and credit performance of Non-Agency MBS and residential mortgage loans held-for-investment, amortization of security and loan premiums, accretion of security and loan discounts, and accounting for derivative activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity (which we refer to as “VIE”), because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment in its consolidated balance sheets. The ABS issued to third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 4, “Variable Interest Entities,” for additional information regarding the impact of consolidation of securitization trusts.

The consolidated securitization trusts are VIEs because the securitization trusts do not have equity that meets the definition of U.S. GAAP equity at risk. In determining if a securitization trust should be consolidated, the Company evaluates (in accordance with the Financial Accounting Standards Board (which we refer to as “FASB”) Accounting Standards Codification (which we refer to as “ASC”) 810-10) whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. The Company determined that it is the primary beneficiary of certain securitization trusts because it has certain delinquency and default oversight rights on residential mortgage loans. In addition, the Company owns the most subordinated class of ABS issued by the securitization trusts and has the obligation to absorb losses and right to receive benefits from the securitization trusts that could potentially be significant to the securitization trusts. The Company assesses modifications, if any, to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

We classify our MBS as trading investments, available-for-sale investments, or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify most of our MBS as available-for-sale. We have designated a portion of our MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Other comprehensive income (loss)” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income” to income (loss). Assets that are classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations.

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

The following tables show the gross unrealized losses and fair value of those individual securities in our MBS portfolio that are in a continuous unrealized loss position at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time (dollar amounts in thousands):

March 31, 2017

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	95	$1,371,819	$(22,314)	196	$425,927	$(6,234)	291	$1,797,746	$(28,548)
Non-Agency MBS	3	$8,491	$(768)	41	$217,108	$(6,830)	44	$225,599	$(7,598)

December 31, 2016

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	120	$978,041	$(12,961)	261	$472,090	$(8,556)	381	$1,450,131	$(21,517)
Non-Agency MBS	30	$163,741	$(5,911)	36	$206,516	$(4,551)	66	$370,257	$(10,462)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At March 31, 2017, we did not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2017. At March 31, 2017, there was approximately $13.7 million in cumulative unrealized losses on Trading Agency MBS that was not included in the table above, as they were recognized on our statements of operations. At December 31, 2016, there was approximately $13.8 million in unrealized losses on Trading Agency MBS that was not included in the table above, as they were recognized on our statements of operations.

The unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At March 31, 2017, there were four bonds that were impaired for a total of approximately $0.7 million, as the cash flow projections were less favorable than previously forecasted. On the remainder of the Non-Agency bonds, at March 31, 2017, we did not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of these Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2017.

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

We establish an allowance for residential loan losses based on our estimate of credit losses. These estimates for the allowance for loan losses require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations, and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by our management. Many of these factors are subjective and cannot be reduced to a mathematical formula. In addition, since we have not incurred any direct losses on our portfolio, we review national historical credit performance information from external sources to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. The allowance reflects management’s best estimate of the credit losses inherent in the loan portfolio at the balance sheet date. It is also possible that we will experience credit losses that are different from our current estimates or that the time of those losses may differ from our estimates.

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

Residential Properties

Residential properties are stated at cost and consist of land, buildings and improvements, including other costs incurred during their acquisition, possession, and renovation. Residential properties purchased that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition and renovation costs, all of which are allocated to land and building based upon their relative fair values at the date of acquisition. Residential properties acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred.

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

Derivative Financial Instruments

Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We actively monitor changes in interest rate exposures and evaluate various opportunities to mitigate this risk. Our objective is to limit the impact of interest rate changes on earnings and cash flows. The principal instruments we use to achieve this are interest rate swap agreements (which we refer to as “interest rate swaps”) and Eurodollar Futures Contracts. Interest rate swaps effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swaps, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate (which we refer to as “LIBOR”). The notional amounts are not exchanged. We do not issue nor hold the interest rate swaps and the Eurodollar Futures Contracts for speculative purposes.

We also enter into To-Be-Announced (which we refer to as “TBA”) Agency MBS as either a means of investing in and financing Agency MBS, or as a means of disposing of or reducing our exposure to agency securities. Pursuant to TBA contracts, we agree to purchase or sell, for future delivery, Agency MBS with certain principal and interest terms and certain types of collateral, but the particular Agency MBS to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these MBS out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired-off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The Agency MBS purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop represents compensation to us for foregoing net interest margin (interest income less repurchase agreement financing cost). TBA Agency MBS are accounted for as derivative instruments since they do not meet the exemption allowed for a “regular way” security trade under ASC 815, as either the TBA contracts do not settle in the shortest period of time possible or we cannot assess that it is probable at inception that we will take physical delivery of the security or that we will not settle on a net basis.

Accounting for Derivatives and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Gain (loss) on derivatives.” For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815-10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a ”cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements).  Hedge ineffectiveness, if any, is recorded in current period income.

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our interest rate swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our interest rate swaps, changes in the fair value of these interest rate swaps are recorded in “Gain (loss) on derivatives, net” in our consolidated statements of operations rather than in AOCI.  Also, net interest paid or received on these interest rate swaps which was previously recognized in interest expense, is instead recognized in “Gain (loss) on derivatives, net.” These interest rate swaps continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

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

Credit Risk

At March 31, 2017, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to credit losses that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. Based on the criteria in ASC 320-10, the determination of whether a security is other-than-temporarily impaired (which we refer to as “OTTI”) involves judgments and assumptions based on both subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover its amortized cost basis (i.e., there is a credit-related loss). The following are among, but not all of, the factors considered in determining whether and to what extent an OTTI exists and the portion that is related to credit loss: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired, is also subjective and therefore constitutes material estimates that are susceptible to significant change.

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

For all interest rate swaps entered into on or before September 9, 2013, we are exposed to credit losses in the event of non-performance by counterparties to interest rate swaps. In order to limit this risk, our practice was to only enter into interest rate swaps with large financial institution counterparties who were market makers for these types of instruments, limit our exposure on each interest rate swap to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market position of the interest rate swaps held with that counterparty. For all interest rate swaps entered into on or after September 9, 2013, all interest rate swap participants are required by rules of the Commodities Futures Trading Commission, under authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the “Dodd-Frank Act”), to clear interest rate swaps through a registered derivatives clearing organization, or “swap execution facility,” through standardized documents under which each interest rate swap counterparty transfers its position to another entity whereby a central clearinghouse effectively becomes the counterparty on each side of the interest rate swap. It is the intent of the Dodd-Frank Act that the clearing of interest rate swaps in this manner is designed to avoid concentration of risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income, and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2017 relative to any tax positions taken prior to January 1, 2017. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at March 31, 2017. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2012 and 2011, respectively.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock (which we refer to as “Series B Preferred Stock”) on our balance sheets using the guidance in ASC 480-10-S99. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified our Series B Preferred Stock as temporary equity.

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

Earnings Per Share

Basic earnings per share (which we refer to as “EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and the adding back of the Series B Preferred Stock dividends unless the effect is to reduce a loss or increase the income per share.

The computation of EPS for the three months ended March 31, 2017 and 2016 is as follows (amounts in thousands, except per share data):

	Net Income (Loss)
	to Common	Average	Earnings (Loss)
	Stockholders	Shares	per share
For the three months ended March 31, 2017
Basic EPS	$13,646	95,705	$0.14
Effect of dilutive securities	394	4,839	-
Diluted EPS	$14,040	100,544	$0.14
For the three months ended March 31, 2016
Basic EPS	$(21,891)	97,704	$(0.22)
Effect of dilutive securities	-	-	-
Diluted EPS	$(21,891)	97,704	$(0.22)

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

On February 25, 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes, and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will become effective for public entities beginning with the quarter ending March 31, 2019. We do not believe that this ASU will have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The term novation, as it relates to derivative instruments, refers to replacing one of the parties to a derivative instrument with a new party. This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU became effective for public companies beginning with the quarter ended March 31, 2017. This ASU did not have a material impact on our financial statements.

On March 14, 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force).” This topic requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risk of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. This ASU clarifies that when assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, entities must use the four-step decision sequence established by the Derivatives Implementation Group. The four-step decision sequence requires an entity to consider whether (1) the payoff or settlement is adjusted based on changes in an index; (2) the payoff is indexed to an underlying other than interest rates or credit risk; (3) the debt involves a substantial premium or discount; and (4) the call (put) option is contingently exercisable. This ASU became effective for public entities beginning with the quarter ended March 31, 2017. This ASU did not have a material impact on our financial statements.

On March 15, 2016, the FASB issued ASU 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This ASU also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or less in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU became effective for all entities beginning with the quarter ended March 31, 2017. This ASU did not have a material impact on our financial statements.

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

On March 31, 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies some of the aspects of accounting for share-based payment transactions, mostly related to income tax consequences. This ASU became effective for public entities beginning with the quarter ended March 31, 2017. This ASU did not have a material impact on our financial statements.

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

In October 2016, the FASB issued ASU 2016-17, “Interests Held Through Related Parties That Are under Common Control, Consolidation (Topic 810).” A single decision maker of a VIE is required to consider indirect economic interest in the entity held through related parties on a proportionate basis when determining whether it is the primary beneficiary of that VIE unless the single decision maker and its related parties are under common control. If a single decision maker and its related parties are under common control, the single decision maker is required to consider indirect interests in the entity held through those related parties to be the equivalent of direct interests in their entirety. This ASU amends how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and therefore consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. This ASU became effective for public entities beginning with the quarter ended March 31, 2017. This ASU did not have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash, Statement of Cash Flows (Topic 230).” Currently, diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU will be effective for public entities beginning with the quarter ending March 31, 2018. While this ASU will affect the presentation of restricted cash and the related cash inflows and cash outflows on our statement of cash flows, we do not believe this ASU will have a material impact on our financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments in this ASU affect narrow aspects of the guidance issued in ASU 2014-09. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09), which begins with the quarter ending March 31, 2018. Based on our revenue types, we do not believe this ASU will have a material impact on our financial statements.

On January 5, 2017, the FASB issued ASU 2017-1, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidations. This ASU is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by establishing a more robust framework to use in this determination. This ASU is effective for public companies beginning with the quarter ending March 31, 2018. We do not believe this ASU will have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investment-Equity Method and Joint Ventures (Topic 323).” This ASU applies to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”; ASU 2016-02, “Leases (Topic 842)”; and ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU relates to a SEC Staff Announcement that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M.) Consistent with Topic 11.M, if a registrant does not know, or cannot reasonably estimate, the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements, then, in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The part of this ASU that relates to Topic 323 does not apply to the company as it relates to the accounting for investments in qualified affordable housing projects, which our Company does not have any such projects. This ASU not only applies immediately to the disclosures of the ASUs listed above, but also applies to any subsequent amendments to guidance in the ASUs that are issued prior to a registrant’s adoption of the aforementioned ASUs. We do not believe that this ASU will have a material impact on our financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities.”  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. This ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This ASU will become effective for companies beginning with the quarter ending March 31, 2019. We do not believe that this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps. The following represents the Company’s restricted cash balances at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Restricted cash - swap margin calls	$9,211	$12,390

NOTE 3. MORTGAGE-BACKED SECURITIES

The following tables summarize our Agency MBS and Non-Agency MBS at March 31, 2017 and December 31, 2016, which are carried at their fair value (in thousands):

March 31, 2017

By Agency	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS
Amortized cost	$1,619,602	$2,020,036	$3,639,638	$728,222	$4,367,860
Paydowns receivable(2)(3)	17,070	-	17,070	-	17,070
Unrealized gains	9,671	32,949	42,620	18,886	61,506
Unrealized losses	(17,847)	(10,701)	(28,548)	(7,598)	(36,146)
Fair value	$1,628,496	$2,042,284	$3,670,780	$739,510	$4,410,290

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate(1)	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS
Amortized cost	$1,605,131	$1,058,528	$842,683	$133,296	$3,639,638	$728,222	$4,367,860
Paydowns receivable(2)(3)	10,607	6,463	-	-	17,070	-	17,070
Unrealized gains	36,242	1,427	1,099	3,852	42,620	18,886	61,506
Unrealized losses	(2,278)	(8,349)	(17,895)	(26)	(28,548)	(7,598)	(36,146)
Fair value	$1,649,702	$1,058,069	$825,887	$137,122	$3,670,780	$739,510	$4,410,290

(1)	Included in the fair value of the 15-year fixed-rate Agency MBS was approximately $471.9 million held as trading investments.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(3)	Paydowns receivable on Non-Agency MBS represent when the Company receives notice of prepayments but does not receive the actual cash until the following month.

During the three months ended March 31, 2017, we sold approximately $8.2 million of Agency MBS and realized gross losses of approximately $68 thousand. During the three months ended March 31, 2016, we sold approximately $317 million of Agency MBS and realized gross losses of approximately $3.4 million and realized gross gains of approximately $0.2 million.

During the three months ended March 31, 2017, we had gross unrealized gains on trading investments of $122 thousand. At March 31, 2017, the cumulative amount of gross unrealized losses outstanding on trading investments was $13.7 million. We did not have any trading investments during the three months ended March 31, 2016.

December 31, 2016

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS
Amortized cost	$8,601	$1,709,839	$2,164,171	$3,882,611	$639,703	$4,522,314
Paydowns receivable(1)(2)	-	31,130	-	31,130	6	31,136
Unrealized gains	3	10,652	36,069	46,724	11,999	58,723
Unrealized losses	(130)	(22,301)	(12,841)	(35,272)	(10,462)	(45,734)
Fair value	$8,474	$1,729,320	$2,187,399	$3,925,193	$641,246	$4,566,439

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate(1)	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS
Amortized cost	$1,762,550	$1,106,680	$872,741	$140,640	$3,882,611	$639,703	$4,522,314
Paydowns receivable(2)(3)	16,164	14,966	-	-	31,130	6	31,136
Unrealized gains	40,066	1,096	1,142	4,420	46,724	11,999	58,723
Unrealized losses	(3,162)	(12,156)	(19,927)	(27)	(35,272)	(10,462)	(45,734)
Fair value	$1,815,618	$1,110,586	$853,956	$145,033	$3,925,193	$641,246	$4,566,439

(1)	Included in the fair value of the 15-year fixed-rate Agency MBS was approximately $483.2 million held as trading investments.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(3)	Paydowns receivable on Non-Agency MBS represent when the Company receives notice of prepayments but does not receive the actual cash until the following month.

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected, and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the three months ended March 31, 2017 and cumulatively at March 31, 2017 and December 31, 2016:

	Change During the
	Three Months Ended	At	At
	March 31,	March 31,	December 31,
	2017	2017	2016
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$113,401	$712,680	$599,279
Contractual principal not expected to be collected (non-accretable yield)	(54,075)	(277,366)	(223,291)
Expected cash flows to be collected	59,326	435,314	375,988
Market yield adjustment	36,522	120,099	83,577
Unrealized gain, net	7,095	10,695	3,600
Fair value	102,943	566,108	463,165
Fair value of other Non-Agency MBS (without credit deterioration)	(4,679)	173,402	178,081
Total fair value of Non-Agency MBS	$98,264	$739,510	$641,246

The following table presents the change for the three months ended March 31, 2017 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended
	March 31,
	2017
	Market Yield	Non-
	Adjustment	Accretable
	(in thousands)
Balance, beginning of period	$83,577	$(223,291)
Accretion of discount	(1,116)	-
Purchases	37,638	(59,567)
Realized credit losses, net of recoveries	-	6,224
Impairment charge	-	(732)
Balance, end of period	$120,099	$(277,366)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
	(in thousands)
Residential mortgage loans held-for-investment	$723,777	$744,462
Accrued interest receivable	2,364	2,468
Total assets	$726,141	$746,930
Accrued interest payable	$2,317	$2,399
Asset-backed securities issued by securitization trusts	714,409	728,683
Total liabilities	$716,726	$731,082

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended March 31, 2017.

Residential Mortgage Loans Held by Consolidated Securitization Trusts

Residential mortgage loans held by consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. During the three months ended March 31, 2017, we sold our investments in the B-4 tranches on two of the securitization trusts. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. We recorded a gross gain on the sale of these investments of approximately $378 thousand.

The following table details the carrying value for residential mortgage loans held-for-investment at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(in thousands)
Principal balance	$716,784	$736,788
Unamortized premium, net of discount	7,196	7,877
Allowance for loan losses	(203)	(203)
Carrying value	$723,777	$744,462

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment at March 31, 2017 and December 31, 2016:

	Three Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$744,462	$969,172
Deductions during period:
Collections of principal	(20,004)	(221,615)
Amortization of premium	(681)	(3,095)
Balance at end of period	$723,777	$744,462

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	1,030	1,052
Current principal balance	$716,784	$736,788
Average loan balance	$696	$700
Net weighted average coupon rate	3.86%	3.86%
Weighted average maturity (years)	27.0	27.3
Weighted average FICO score	761	764
Current Performance:
Current	$711,522	$735,487
30 days delinquent	3,139	1,301
60 days delinquent	1,310	-
90+ days delinquent	813	-
Bankruptcy/foreclosure	-	-
Total	$716,784	$736,788

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at March 31, 2017 and December 31, 2016 based on principal balance outstanding:

	March 31,	December 31,
State	2017	2016
	(Percent)
California	44.6%	42.9%
Florida	6.3	8.4
Other states (none greater than 5%)	49.1	48.7
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2017 and for the year ended December 31, 2016:

	March 31,	December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$203	$203
Provision for loan losses	-	-
Charge-offs, net	-	-
Balance at end of period	$203	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $714.4 million at March 31, 2017 and $728.7 million at December 31, 2016. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At March 31, 2017, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.2 million. At December 31, 2016, we owned 88 properties at a net cost of approximately $14.3 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Other expense” and the details are included in Note 16.

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

At March 31, 2017 and December 31, 2016, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

March 31, 2017

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	1,445,000	0.91	459,382	2.45	1,904,382	1.28
30 days to 90 days	1,850,000	0.96	10,935	2.48	1,860,935	0.97
Over 90 days	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,295,000	0.94%	$470,317	2.45%	$3,765,317	1.13%
Weighted average maturity	40 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.34%
Weighted average maturity after adjusting for interest rate swaps					465 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,508,865		$613,001		$4,121,866

December 31, 2016

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	1,405,000	0.85	411,015	2.27	1,816,015	1.17
30 days to 90 days	2,095,000	0.92	-	-	2,095,000	0.92
Over 90 days	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,500,000	0.89%	$411,015	2.27%	$3,911,015	1.04%
Weighted average maturity	39 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.31%
Weighted average maturity after adjusting for interest rate swaps					488 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,707,062		$525,169		$4,232,231

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 8, and 14 for more information on the Company’s interest rate swaps and other derivative instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
March 31, 2017	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$13,075	$-	$13,075	$(13,075)	$-	$-
Total	$13,075	$-	$13,075	$(13,075)	$-	$-
Repurchase agreements(3)	$3,765,317	$-	$3,765,317	$(3,765,317)	$-	$-
Derivative liabilities at fair value(2)	18,793	-	18,793	(18,793)	-	-
Total	$3,784,110	$-	$3,784,110	$(3,784,110)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2016	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$8,192	$-	$8,192	$(8,192)	$-	$-
Total	$8,192	$-	$8,192	$(8,192)	$-	$-
Repurchase agreements(3)	$3,911,015	$-	$3,911,015	$(3,911,015)	$-	$-
Derivative liabilities at fair value(2)	34,302	-	34,302	(34,302)	-	-
Total	$3,945,317	$-	$3,945,317	$(3,945,317)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At March 31, 2017, we had pledged approximately $20.2 million in Agency MBS as collateral and paid another approximately $9.2 million on swap margin calls (included in “Restricted cash”) on our swap derivatives, which were approximately $8.7 million in derivative assets and approximately $18.5 million in derivative liabilities at March 31, 2017. At December 31, 2016, we had pledged approximately $22.1 million in Agency MBS as collateral and paid another approximately $12.4 million on swap margin calls on our swap derivatives, which were approximately $7.7 million in derivative assets and approximately $21 million in derivative liabilities at December 31, 2016.

(3)

At March 31, 2017, we had pledged approximately $3.51 billion in Agency MBS and approximately $613 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2016, we had pledged $3.7 billion in Agency MBS and approximately $525.2 million in Non-Agency MBS as collateral on our repurchase agreements.

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

The fair values for Agency MBS and TBA Agency MBS are based primarily on independent broker pricing quotes and independent third-party pricing service quotes, which are deemed indicative of market activity. The brokers and third-party pricing services use commonly used market pricing methodology that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, loan age, collateral type, periodic and life cap, geography, and prepayment speeds. We evaluate the pricing information we receive taking into account factors such as coupon, prepayment experience, fixed/adjustable rate, coupon index, time to reset, and issuing agency, among other factors. Based on these factors and our market knowledge and expertise, bond prices are compared to prices of similar securities and our own observations of trading activity in the marketplace.

The fair values for Non-Agency MBS are based primarily on prices from independent well-known major financial brokers that make markets in these instruments and pricing from independent pricing services. We understand that these market participants use pricing models that not only consider the characteristics of the type of security and its underlying collateral from observable market data but also consider the historical performance data of the underlying collateral of the security, including loan delinquency, loan losses, and credit enhancement. To validate the prices the Company obtains, we consider and review a number of observable market data points including trading activity in the marketplace, and current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. We compare the prices received from brokers against the prices received from pricing services and vice-versa and also against our own internal models for reasonableness and make inquiries to the brokers and pricing services about the prices received from these parties and their methods.

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange (which we refer to as the “CME”), and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. For all non-centrally cleared interest rate swaps, we obtain the pricing from independent dealers who are large financial institutions and are market makers for these types of instruments. These market participants use pricing models that incorporate the LIBOR interest swap rate curve and the overnight index swap rate. To validate the prices for all interest rate swaps, we compare to other sources such as Bloomberg. For Eurodollar futures, the pricing information is obtained from the end of business day quotation which is also provided through a central counterparty (CME).

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

At March 31, 2017, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$3,670,780	$-	$3,670,780
Non-Agency MBS(1)	$-	$739,510	$-	$739,510
Derivative instruments(2)	$-	$13,075	$-	$13,075
Liabilities:
Derivative instruments(2)	$-	$18,793	$-	$18,793

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2016, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$3,925,193	$-	$3,925,193
Non-Agency MBS(1)	$-	$641,246	$-	$641,246
Derivative instruments(2)	$-	$8,192	$-	$8,192
Liabilities:
Derivative instruments(2)	$-	$34,302	$-	$34,302

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At March 31, 2017 and December 31, 2016, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of March 31, 2017 and December 31, 2016, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential mortgage loans held-for-investment	$723,777	$721,142	$744,462	$733,759
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$714,409	$711,708	$728,683	$718,008

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

NOTE 10. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock must receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our 8.625% Series A Cumulative Preferred Stock (which we refer to as “Series A Preferred Stock”) and our 7.625% Series C Cumulative Redeemable Preferred Stock (which we refer to as “Series C Preferred Stock”) with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding-up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended March 31, 2017, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through March 31, 2017, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At March 31, 2017, our authorized capital included 200,000,000 shares of common stock, of which 95,582,312 shares were issued and outstanding.

At March 31, 2017, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At March 31, 2017, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 1,009,640 shares of Series B Preferred Stock issued and outstanding, and 683,361 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement (which we refer to as the “FBR Sales Agreement”) with FBR Capital Markets & Co. (which we refer to as “FBR”), pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended March 31, 2017, we sold an aggregate of 197,519 shares of our Series C Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $4.85 million. At March 31, 2017, there was approximately $190.5 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended March 31, 2017, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S-3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan (which we refer to as the “2015 DRP Plan”). During the three months ended March 31, 2017, we issued an aggregate of 61,272 shares of our common stock at a weighted average price of $5.23 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $320 thousand.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan (which we refer to as the “2014 Equity Plan”).

On April 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $534,442,660 maximum offering price of our capital stock. This registration statement was declared effective on April 13, 2016. At March 31, 2017, approximately $528.3 million of our capital stock was available for future issuance under this registration statement.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA, a company owned by trusts controlled in part by Mr. Lloyd McAdams, our Chairman and Chief Executive Officer. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $65.43 per square foot. The base monthly rental for us is $39,807.17, which will be increased by 3% per annum on July 1, 2017. The sublease agreement runs through September 30, 2022 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2017 and 2016, we expensed $126 thousand and $128 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “Other expenses” on our statements of operations.

At March 31, 2017, the future minimum lease commitment was as follows (in whole dollars):

Year	2017	2018	2019	2020	2021	Thereafter	Total Commitment
Commitment	$365,430	$499,398	$514,374	$529,800	$545,697	$276,882	$2,731,581

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis point thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three months ended March 31, 2017 and 2016, we paid fees of $38 thousand and $39 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan (which we refer to as the “2014 Equity Plan”), which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan (which we refer to as the “2004 Equity Plan”) due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our Board, or a committee of our Board, to grant dividend equivalent rights (which we refer to as “DERs”) or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the three months ended March 31, 2017, we did not issue any equity-based awards under the 2014 Equity Plan.

Certain of our former officers have previously been granted restricted stock and other equity incentive awards, including DERs, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our former officers have been granted equity awards were modified so that such agreements will continue with respect to our former officers after they became officers and employees of our Manager. As a result, these awards and any future grants will be accounted for as non-employee awards. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective December 31, 2011, the DERs previously granted to all of our officers, with the exception of our Chief Executive Officer, were terminated under the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan (which we refer to as the “2007 DER Plan”) and were reissued under the 2014 Equity Plan with the same amounts, terms, and conditions. The 2004 Equity Plan was subsequently replaced by the 2014 Equity Plan. The DERs granted to our Chief Executive Officer are accounted for under the 2007 DER Plan.

In October 2006, our Board approved grants of an aggregate of 197,362 shares of performance-based restricted stock to various officers under the 2004 Equity Plan. Such grants were made effective on October 18, 2006. The closing stock price on the effective date of such grant was $9.12. The shares subject to such grants were to vest in equal annual installments over a three-year period provided that the annually compounded rate of return on our common stock, including dividends, exceeded 12% measured on an annual basis as of the anniversary date of the grant. If the annually compounded rate of return did not exceed 12%, then the shares would vest on the anniversary date thereafter when the annually compounded rate of return exceeded 12%. If the annually compounded rate of return did not exceed 12% within ten years after the effective date of such grants, then the shares subject to such grants would not vest. Accordingly, these shares were terminated effective January 3, 2017.

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-

year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. During the three months ended March 31, 2017, the amount expensed on these grants was approximately $20 thousand. The unrecognized stock compensation expense at March 31, 2017 was approximately $206 thousand. During the three months ended March 31, 2016, the amount expensed related to prior grants was approximately $79 thousand.

Under the 2007 DER Plan and the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended March 31, 2017 and 2016, we paid or accrued $104 thousand and $101 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of March 31, 2017 and December 31, 2016:

		March 31,	December 31,
Derivative Instruments	Balance Sheet Location	2017	2016
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$8,665	$7,668
TBA Agency MBS	Derivative Assets	4,006	-
Eurodollar Futures Contracts	Derivative Assets	404	524
		$13,075	$8,192
De-designated interest rate swaps	Derivative Liabilities	$18,541	$20,976
TBA Agency MBS	Derivative Liabilities	-	13,103
Eurodollar Futures Contracts	Derivative Liabilities	252	223
		$18,793	$34,302

Interest Rate Swap Agreements

At March 31, 2017, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $1.671 billion and a weighted average maturity of approximately 34 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.722% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended March 31, 2017, we did not add any new interest rate swap agreements. During the three months ended March 31, 2017, one interest rate swap with a notional amount of $100 million matured.

At March 31, 2017, the amount in AOCI relating to interest rate swaps was approximately $17.1 million. The estimated net amount of the existing losses that were reported in AOCI at March 31, 2017 that is expected to be reclassified into earnings within the next twelve months is approximately $2.5 million.

At March 31, 2017 and March 31, 2016, we had a gain on interest rate swaps of approximately $0.5 million and a loss of $50.2 million, respectively.

At March 31, 2017 and December 31, 2016, our interest rate swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	March 31, 2017			December 31, 2016
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months
Less than 1 year	$575,000	0.87%	6	$500,000	0.79%	6
1 year to 2 years	235,000	0.98	15	410,000	0.96	16
2 years to 3 years	150,000	1.29	31	150,000	1.29	34
3 years to 4 years	166,000	1.45	43	166,000	1.45	46
4 years to 5 years	125,000	2.44	54	125,000	2.44	57
5 years to 7 years	420,000	2.73	72	420,000	2.73	75
	$1,671,000	1.56%	34	$1,771,000	1.51%	34

Swap Agreements by Counterparty

	March 31,	December 31,
	2017	2016
	(in thousands)
Chicago Mercantile Exchange(1)	$686,000	$786,000
JPMorgan Securities	425,000	425,000
Deutsche Bank Securities	325,000	325,000
RBS Greenwich Capital	115,000	115,000
Nomura Securities International	100,000	100,000
Bank of New York	20,000	20,000
	$1,671,000	$1,771,000

(1)

For all interest rate swap agreements entered into after September 9, 2013, the counterparty will be the Chicago Mercantile Exchange regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

Eurodollar Futures Contracts

Each Eurodollar Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur.

At March 31, 2017, we had 550 Eurodollar Futures Contracts representing $550 million in notional amount. At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount. For the three months ended March 31, 2017, we had a gain on Eurodollar Futures Contracts of approximately $0.3 million. For the three months ended March 31, 2016, we had a gain on Eurodollar Futures Contracts of approximately $22 thousand.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended March 31, 2017, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $1.6 million. During the three months ended March 31, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $15.4 million. The types of securities involved in these TBA contracts are Fannie Mae and Freddie Mac 15-year fixed-rate securities with coupons ranging from 2.5% to 3.0%. At March 31, 2017, the net notional amount of the TBA Agency MBS was approximately $605 million.

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

NOTE 16. OTHER EXPENSES

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Legal and professional fees	$180	$168
Printing and stockholder communications	63	10
Directors and Officers insurance	125	129
DERs expense	104	101
Amortization of restricted stock	20	79
Software implementation and maintenance	121	187
Administrative service fees	38	39
Rent	126	128
Stock exchange and filing fees	40	48
Custodian and clearing fees	70	59
Sarbanes-Oxley consulting fees	30	30
Commissions - Eurodollar Futures Contracts	-	29
Board of directors fees and expenses	78	77
Securities data services	120	100
Leasing commissions on rental properties	15	16
Other expenses on rental properties	51	76
Depreciation expense on rental properties	115	112
Property insurance on rental properties	28	28
Management fee for rental properties	44	42
Property taxes on rental properties	77	77
Other	39	33
Total of other expenses	$1,484	$1,568

NOTE 17. SUBSEQUENT EVENTS

 Effective April 3, 2017, the conversion rate of our Series B Preferred Stock increased from 4.7932 shares of our common stock to 4.8469 shares of our common stock based upon the common stock dividend of $0.15 that was declared on March 15, 2017.

From April 1, 2017 through May 3, 2017, we issued an aggregate of 49,286 shares of common stock at a weighted average price of $5.86 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $289 thousand.

From April 1, 2017 through May 3, 2017, we issued an aggregate of 156,132 shares of Series C Preferred Stock at a weighted average price of $24.74 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $3.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (which we refer to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “assume,” “intend,” “seek,” “plan,” “target,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by reference to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties including, among other things, those described in our Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause our actual results to differ materially and adversely from those projected are described below and may be described from time to time in reports we file with the SEC, including our Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our Business

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. Our principal business is to invest in, finance, and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments:

•

Agency mortgage-backed securities (which we refer to as “Agency MBS”), which include residential mortgage pass-through certificates and collateralized mortgage obligations (which we refer to as “CMOs”), which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a GSE, such as Fannie Mae or Freddie Mac.

•

Non-agency mortgage-backed securities (which we refer to as “Non-Agency MBS”), which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans.

•

Residential mortgage loans through consolidated securitization trusts. We finance our residential mortgage loans through asset-backed securities (which we refer to as “ABS”) issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our net interest in the securitization trusts.

Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance these mortgage assets.

We have elected to be taxed as a real estate investment trust (which we refer to as “REIT”) under the Internal Revenue Code of 1986, as amended (which we refer to as the “Code”). As long as we retain our REIT status, we generally will not be subject to federal or state income taxes to the extent that we distribute our taxable net income to our stockholders, and we routinely distribute to our stockholders substantially all of the taxable net income generated from our operations. In order to qualify as a REIT, we must meet various ongoing requirements under the tax law, including requirements relating to the composition of our assets, the nature of our gross income, minimum distribution requirements and requirements relating to the ownership of our stock. We believe that we currently meet all of these requirements and that we will continue to qualify as a REIT.

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

We believe that our hybrid investment model allows us to allocate assets across various sectors within the residential mortgage market with a focus on security selection and a relative value investment approach. Our asset allocation process takes into account the opportunities in the marketplace, cost of financing, cost of hedging interest rates, prepayment risks, credit risks, and other portfolio risks. As a result, our asset allocation reflects our management’s opportunistic approach to investing in the residential mortgage marketplace.

Our MBS Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans held-for-investment at March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	March 31,		December 31,
	2017		2016
	Dollar Amount	Percentage	Dollar Amount	Percentage
Agency MBS	$3,670,780	71.50%	$3,925,193	73.91%
Non-Agency MBS	739,510	14.10	641,246	12.07
Total MBS	4,410,290	85.90	4,566,439	85.98
Residential mortgage loans held-for-investment	723,777	14.10	744,462	14.02
Total mortgage-related assets	$5,134,067	100.00%	$5,310,901	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

At March 31, 2017 and December 31, 2016, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	March 31,	December 31,
	2017	2016
	(dollar amounts in thousands)
Fair value of MBS	$4,410,290	$4,566,439
Adjustable-rate Agency MBS (less than 1 year reset)	38%	40%
Adjustable-rate Agency MBS (1-2 year reset)	2	2
Adjustable-rate Agency MBS (2-3 year reset)	7	6
Adjustable-rate Agency MBS (3-4 year reset)	5	6
Adjustable-rate Agency MBS (4-5 year reset)	-	1
Adjustable-rate Agency MBS (5-7 year reset)	9	9
Total Adjustable-Rate Agency MBS	61%	64%
15-year fixed-rate Agency MBS	19	19
20-year and 30-year fixed-rate Agency MBS	3	3
Non-Agency MBS	17	14
Total MBS	100%	100%

Results of Operations

Three Months Ended March 31, 2017 as Compared to March 31, 2016

For the three months ended March 31, 2017, our net income to common stockholders was $13.6 million, or $0.14 per diluted share, based on a weighted average of 100.5 million diluted shares outstanding. This included net income of $15.4 million and the payment of preferred dividends of $1.8 million. For the three months ended March 31, 2016, our net loss to common stockholders was $21.9 million, or $(0.22) per diluted share, based on a weighted average of 97.7 million diluted shares outstanding. This included a net loss of $20.3 million minus the payment of preferred dividends of $1.6 million.

Net interest income for the three months ended March 31, 2017 totaled $16.2 million, or 38.1% of gross income, as compared to $21.0 million, or 44.9% of gross income, for the three months ended March 31, 2016. Net interest income is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income, net of premium amortization expense, for the three months ended March 31, 2017 was $34.0 million, as compared to $39.4 million for the three months ended March 31, 2016, a decrease of 13.5%, due primarily to a decrease in the weighted average portfolio outstanding, from $5.18 billion during the three months ended March 31, 2016 to approximately $4.38 billion during the three months ended March 31, 2017, and a decrease in income on residential mortgage loans of approximately $2 million (due primarily to paydowns on this portfolio), partially offset by an increase in the weighted average coupons on MBS, from 2.89% during the three months ended March 31, 2016 to 3.20% during the three months ended March 31, 2017, and an increase in premium amortization expense of $0.9 million.

Interest expense for the three months ended March 31, 2017 was approximately $17.9 million, as compared to approximately $18.3 million for the three months ended March 31, 2016, a decrease of approximately 2.6%, which resulted primarily from a decrease in interest expense on asset-backed securities issued by securitization trusts of approximately $1.5 million (due primarily to paydowns on this portfolio), and a decrease in the average borrowings outstanding, from $4.65 billion at March 31, 2016 to $3.84 billion at March 31, 2017, partially offset by an increase in the weighted average interest rates, from 0.81% at March 31, 2016 to 1.09% at March 31, 2017.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our MBS, the supply of, and demand for, MBS in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense), and prepayment speeds on our MBS portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, vary according to the type of investment, conditions in the financial markets, competition, and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (a) prepayments on our MBS portfolios to increase, thereby accelerating the amortization of our MBS purchase premiums; (b) the interest expense associated with our borrowings to decrease; (c) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to increase; (d) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to decrease; and (e) coupons on our MBS to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the three months ended March 31, 2017, premium amortization expense increased $1.0 million, or 12.6%, to $8.4 million from $7.4 million during the three months ended March 31, 2016, due primarily to higher actual prepayments.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our MBS:

	2017	2016
Portfolio	First Quarter	First Quarter
MBS	19%	17%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the three months ended March 31, 2017, we sold $8.2 million of Agency MBS and realized a net loss of approximately $68 thousand. During the three months ended March 31, 2016, we sold approximately $317 million of Agency MBS and realized a net loss of approximately $3.2 million. During the three months ended March 31, 2017, we had unrealized gains of $122 thousand on trading investments. We did not have any trading investments during the three months ended March 31, 2016. We had no set plan to sell any of the MBS nor were we required to do so. Asset sales during the three months ended March 31, 2017 and 2016 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the three months ended March 31, 2017 and 2016, we recognized a gain (including derivative income) of approximately $1.6 million and $15.4 million, respectively, on TBA Agency MBS.

During the three months ended March 31, 2017, we had a gain on interest rate swaps recognized in our statements of operations of approximately $0.5 million, consisting primarily of $2.4 million in net cash settlements, approximately $0.5 million in AOCI amortization and the difference of approximately $3.4 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the three months ended March 31, 2016, we had a loss on interest rate swaps recognized in our statements of operations of approximately $50.2 million, consisting primarily of $6.8 million in net cash settlements, approximately $3.4 million in AOCI amortization and the difference of approximately $40 million in the change in fair value. Also during the three months ended March 31, 2017, we had a gain of approximately $0.3 million on Eurodollar Futures Contracts as compared to a gain of approximately $22 thousand on Eurodollar Futures Contracts during the three months ended March 31, 2016. During the three month ended March 31, 2017, we earned rental income on our residential properties portfolio of approximately $449 thousand as compared to rental income of approximately $410 thousand on our residential properties for the three months ended March 31, 2016. During the three months ended March 31, 2017, we incurred an impairment charge on Non-Agency MBS of approximately $0.7 million, as compared to no such charge during the three months ended March 31, 2016.

Total expenses were approximately $3.31 million for the three months ended March 31, 2017, as compared to approximately $3.61 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, we incurred management fees of approximately $1.8 million, which is based on a percentage of our equity (see Note 12 to the accompanying unaudited consolidated financial statements), as compared to management fees of approximately $2 million for the three months ended March 31, 2016. “Other expenses” (as detailed in Note 16 to the accompanying unaudited consolidated financial statements) decreased by approximately $84 thousand during the three months ended March 31, 2017.

Financial Condition

MBS Portfolio

At March 31, 2017, we held Agency MBS which had an amortized cost of approximately $3.64 billion, consisting primarily of $2.66 billion of adjustable-rate MBS and $976 million of fixed-rate MBS. This amount represented an approximately 6.3% decrease from the $3.9 billion held at December 31, 2016. Of the adjustable-rate Agency MBS owned by us, approximately 60% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 40% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At March 31, 2017, our Non-Agency MBS had an amortized cost of approximately $728.2 million, a fair value of approximately $739.5 million, and a contractually required principal balance of approximately $887.3 million. At December 31, 2016, our Non-Agency MBS had an amortized cost of approximately $639.7 million, a fair value of approximately $641.2 million, and a contractually required principal balance of approximately $781.2 million.

The following table presents a schedule of the fair value of our MBS owned at March 31, 2017 and December 31, 2016, classified by type of issuer (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$2,042,284	46.3%	$2,187,399	47.9%
Freddie Mac (FHLMC)	1,628,496	36.9	1,729,320	37.9
Ginnie Mae (GNMA)	-	-	8,474	0.2
Non-Agency MBS	739,510	16.8	641,246	14.0
Total MBS	$4,410,290	100.0%	$4,566,439	100.0%

The following table presents a schedule of the fair value of our MBS owned at March 31, 2017 and December 31, 2016, classified by type of interest rate index (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Agency MBS:
One-month LIBOR	$651	-%	$691	-%
Six-month LIBOR	26,390	0.6	28,743	0.6
One-year LIBOR	2,557,054	58.0	2,757,092	60.4
Six-month certificate of deposit	583	-	605	-
Six-month constant maturity treasury	33	-	50	-
One-year constant maturity treasury	116,177	2.6	131,360	2.9
Cost of Funds Index	6,883	0.2	7,663	0.2
15-year fixed-rate	825,887	18.7	853,956	18.7
20-year and 30-year fixed-rate	137,122	3.1	145,033	3.2
Total Agency MBS	$3,670,780	83.2%	$3,925,193	86.0%
Non-Agency MBS	739,510	16.8	641,246	14.0
Total MBS	$4,410,290	100.0%	$4,566,439	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016 were as follows:

	March 31,	December 31,	September 30,	June 30,
	2017	2016	2016	2016
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.11%	2.90%	2.75%	2.66%
Hybrid adjustable-rate Agency MBS	2.44	2.44	2.44	2.44
15-year fixed-rate Agency MBS	2.61	2.61	2.65	2.71
20-year and 30-year fixed-rate Agency MBS	4.27	4.28	4.29	4.29
Total Agency MBS	2.84%	2.75%	2.70%	2.66%
Average Amortized Cost:
Adjustable-rate Agency MBS	103.07%	103.09%	102.95%	102.92%
Hybrid adjustable-rate Agency MBS	102.80	102.89	102.94	102.89
15-year fixed-rate Agency MBS	102.90	102.95	102.73	102.53
20-year and 30-year fixed-rate Agency MBS	103.31	103.30	103.10	103.07
Total Agency MBS	102.96%	103.01%	102.92%	102.87%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.76%	2.67%	2.62%	2.59%

At March 31, 2017 and December 31, 2016, the unamortized net premium paid for our Agency MBS was approximately $104.6 million and $113.7 million, respectively.

At March 31, 2017, the current yield on our Agency MBS was 2.76%. At December 31, 2016, the current yield on our Agency MBS was 2.67%. This increase was due primarily to an increase in the weighted average coupon. As reflected in the trend above, the weighted average coupon on our Agency MBS had increased by an average of approximately 5 basis points per quarter over the past four quarters.

For the three months ended March 31, 2017, the weighted average coupon for our total Agency MBS increased by 9 basis points from the prior quarter, due primarily to increased rates on our adjustable-rate MBS.

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

Our Non-Agency MBS were either issued before 2008 or were recently issued and collateralized by currently non-performing residential mortgage loans that were originated before 2008. The following table summarizes our Non-Agency MBS portfolio at March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

March 31, 2017

				Weighted Average
Mortgage Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield
Prime	$47,802	$46,655	$57,328	81%	4.73%	5.63%
Alt-A	503,079	494,274	635,823	78%	5.47%	5.55%
Subprime	31,681	30,510	32,871	93%	4.15%	5.30%
Non-performing	148,643	148,822	150,257	99%	4.72%	5.62%
Agency Risk Transfer	8,305	7,961	11,000	72%	3.75%	6.36%
Total Non-Agency MBS	$739,510	$728,222	$887,279	82%	5.23%	5.57%

December 31, 2016

				Weighted Average
Mortgage Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield
Prime	$48,917	$49,045	$60,033	82%	4.59%	5.46%
Alt-A	399,135	395,893	519,500	76%	5.40%	5.39%
Subprime	31,629	31,216	33,643	93%	4.07%	5.21%
Non-performing	153,514	155,594	157,021	99%	4.65%	5.45%
Agency Risk Transfer	8,045	7,955	11,000	72%	3.75%	6.27%
Paydowns receivable	6	-	-	-	-	-
Total Non-Agency MBS	$641,246	$639,703	$781,197	82%	5.10%	5.41%

At March 31, 2017 and December 31, 2016, the unamortized net discount on our Non-Agency MBS was approximately $159.1 million and $141.5 million, respectively.

Residential Mortgage Loans Held-for-Investment

At March 31, 2017, we owned approximately $9.4 million of subordinated pieces of certain securitization trusts. The underlying mortgage loans (both the subordinated classes we own and the classes senior to ours) held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts, which are the classes senior to our investment) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

MBS Financing

The following information pertains to our repurchase agreement borrowings at March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016:

	March 31,	December 31,	September 30,	June 30,
	2017	2016	2016	2016
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,295,000	$3,500,000	$3,540,000	$3,650,000
Repurchase agreements for Non-Agency MBS	470,317	411,015	400,800	425,445
Total repurchase agreements outstanding	$3,765,317	$3,911,015	$3,940,800	$4,075,445
Average repurchase agreements outstanding during the quarter	$3,841,984	$3,965,371	$3,958,567	$4,151,136
Maximum monthly amount during the quarter	$3,883,728	$4,005,531	$3,960,313	$4,284,454
Average interest rate on outstanding repurchase agreements	1.13%	1.04%	0.85%	0.83%
Average days to maturity	37 days	37 days	34 days	32 days
Average interest rate after adjusting for interest rate swaps	1.34%	1.31%	1.16%	1.20%
Weighted average maturity after adjusting for interest rate swaps	465 days	488 days	478 days	547 days

At March 31, 2017, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	1,445,000	0.91	459,382	2.45	1,904,382	1.28
30 days to 90 days	1,850,000	0.96	10,935	2.48	1,860,935	0.97
Over 90 days	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,295,000	0.94%	$470,317	2.45%	$3,765,317	1.13%
Weighted average maturity	40 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.34%
Weighted average maturity after adjusting for interest rate swaps					465 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,508,865		$613,001		$4,121,866

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

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining, as paydowns on the MBS portfolio have been used to some extent to reduce the amounts of repurchase agreements outstanding.

The average interest rate on outstanding repurchase agreements after adjusting for all interest rate swaps increased from 1.31% at December 31, 2016 to 1.34% at March 31, 2017. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 488 days at December 31, 2016 to 465 days at March 31, 2017.

Relative to our MBS portfolio at March 31, 2017, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to three months. At March 31, 2017, we had borrowed funds under repurchase agreements with 18 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS, and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2017, but there can be no assurance we will have adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements in the future.

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

The following table relates to our interest rate swaps and Eurodollar Futures Contracts at March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016:

	March 31,	December 31,	September 30,	June 30,
	2017	2016	2016	2016
Aggregate notional amount of interest rate swaps	$1.671 billion	$1.771 billion	$2.046 billion	$2.496 billion
Average maturity of interest rate swaps	2.8 years	2.8 years	2.5 years	2.4 years
Weighted average fixed rate paid on interest rate swaps	1.56%	1.51%	1.34%	1.26%
Aggregate notional amount of Eurodollars Futures Contracts	$0.55 billion	$1.25 billion	$2.35 billion	$3.35 billion

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At March 31, 2017, the net unrealized loss in AOCI on the interest rate swaps was approximately $17.1 million as compared to a net unrealized loss of approximately $17.8 million at December 31, 2016.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At March 31, 2017, we had 550 Eurodollar Futures Contracts representing $550 million in notional amount. The effective term of these contracts is three months. At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount. The effective term of these contracts was three months. The decrease in the notional amount of Eurodollar Futures Contracts is due to these Contracts having not been renewed upon the expiration of their terms.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 8, and 14 to the accompanying unaudited consolidated financial statements.

Residential Properties Portfolio

At March 31, 2017, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.2 million. At December 31, 2016, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.3 million.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $3.77 billion at March 31, 2017. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.51 billion in Agency MBS and approximately $613 million in Non-Agency MBS. Our other significant sources of funds for the three months ended March 31, 2017 consisted of payments of principal from our MBS portfolio in the amount of approximately $280.4 million.

For the three months ended March 31, 2017, there was a net increase in cash and cash equivalents of approximately $21.0 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended March 31, 2017 was approximately $13.1 million. This was comprised primarily of net income of approximately $15.4 million and adding back the following non-cash items: the amortization of premiums and discounts on Agency MBS of approximately $8.4 million; depreciation on rental properties of approximately $115 thousand; amortization of restricted stock of $20 thousand; an impairment charge on Non-Agency MBS of approximately $0.7 million; a gain on Eurodollar Futures Contracts of approximately $0.3 million, offset by a gain on interest rate swaps of approximately $0.5 million; periodic net settlements on interest rate swaps of approximately $2.3 million; a loss on the sales of Agency MBS of approximately $68 thousand; a gain on TBA Agency MBS, net of derivative income, of approximately $1.6 million; accretion of discount on Non-Agency MBS of approximately $0.5 million; accretion of discount on residential mortgage loans of $68 thousand; a gain on Agency MBS held as trading investments of approximately $122 thousand; a gain on the sales of residential mortgage loans of approximately $378 thousand; and recovery on Non-Agency MBS of approximately $1 thousand. Net cash used in operating activities also included a decrease in accrued expenses of approximately $137 thousand; an increase in interest receivable of approximately $2.3 million; an increase in accrued interest payable of approximately $668 thousand; an increase in prepaid expense and other assets of approximately $8.5 million; and a decrease in restricted cash of approximately $3.5 million;

•

Net cash provided by investing activities for the three months ended March 31, 2017 was approximately $180 million, which consisted of $280.4 million from principal payments on MBS; proceeds from sales of residential mortgage loans of $6.8 million and of Agency MBS of $8.2 million; and principal payments on residential mortgage loans held-for-investment of $52  thousand, partially offset by purchases of Non-Agency MBS of approximately $115.5 million and of residential properties of $96 thousand; and

•

Net cash used in financing activities for the three months ended March 31, 2017 was approximately $172 million. This consisted of borrowings on repurchase agreements of approximately $5.453 billion, offset by repayments on repurchase agreements of approximately $5.6 billion; dividends paid of approximately $14.4 million on common stock; dividends paid of approximately $1.7 million on preferred stock; and net settlements on TBA Agency MBS of approximately $15.5 million, partially offset by common stock issued of approximately $322 thousand; and proceeds from Series C Preferred Stock issued of approximately $4.9 million.

At March 31, 2017, our leverage (excluding the asset-backed securities issued by securitization trusts) on capital (including all preferred stock and junior subordinated notes) decreased from 5.65x at December 31, 2016 to 5.31x at March 31, 2017. The decrease in our leverage was due primarily to a decrease in repurchase agreements outstanding, from $3.91 billion at December 31, 2016 to

$3.77 billion at March 31, 2017, and an increase in stockholders’ equity, from $631.1 million at December 31, 2016 to $648.2 million at March 31, 2017.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and monthly payments of principal and interest on our MBS portfolios. Our liquid assets generally consist of unpledged MBS, cash, and cash equivalents. A large negative change in the market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale.

During the three months ended March 31, 2017, we raised approximately $320 thousand in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement (which we refer to as the “FBR Sales Agreement”) with FBR Capital Markets & Co. (which we refer to as “FBR”), pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended March 31, 2017, we sold an aggregate of 197,519 shares of our Series C Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $4.85 million. At March 31, 2017, there was approximately $190.5 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended March 31, 2017, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended March 31, 2017, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Stockholders’ Equity

We use available-for-sale treatment for the majority of our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at March 31, 2017 was approximately $648.2 million. Common stockholders’ equity was approximately $581.8 million, or a book value of $6.09 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

“Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $27.3 million, or 0.75% of the amortized cost of our Agency MBS, at March 31, 2017. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $17.1 million, and “Accumulated other comprehensive income, unrealized gain on available-for-sale Non-Agency MBS” of approximately $11.0 million, constitutes the total “Accumulated other comprehensive income” of approximately $21.2 million.

Non-GAAP Financial Measures

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: Core Earnings (including per common share), total interest income, and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles the Company’s net income to common stockholders for the three months ended March 31, 2017 to “Core Earnings” for the same period. Core Earnings represents net income to common stockholders (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three months ended March 31, 2017 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

The Company’s management believes that these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that the Company uses in its financial and operational decision making process. Management believes the inclusion of paydown expense on Agency MBS is more indicative of the current earnings potential of the Company’s investment portfolio, as it reflects the actual principal paydowns which occurred during the period. Paydown expense on Agency MBS is not dependent on future assumptions on prepayments or the cumulative effect from prior periods of any current changes to those assumptions, as is the case with the GAAP measure, “Premium amortization on Agency MBS.” Management also believes the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate and compare the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies. These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the three months ended March 31, 2017. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended
	March 31, 2017
	Amount	Per Share
	(in thousands)
Net income to common stockholders	$13,646	$0.14
Adjustments to derive core earnings:
Loss on sales of MBS	68	-
Impairment charge on Non-Agency MBS(1)	732	0.01
Unrealized gain on Agency MBS held as trading investments	(122)	-
Gain on sales of residential mortgage loans held-for-investment	(378)	-
Gain on interest rate swaps	(473)	-
Gain on derivatives-TBA Agency MBS, net	(1,629)	(0.02)
Gain on derivatives-Eurodollar Futures Contracts	(276)	-
Recovery on Non-Agency MBS	(1)	-
Amortization of other comprehensive income on de-designated interest rate swaps(2)	74	-
Periodic net settlement on interest rate swaps after de-designation(3)	(2,420)	(0.03)
Gain from expiration of Eurodollar Futures Contracts	396	-
Dollar roll income on TBA Agency MBS(4)	2,751	0.03
Premium amortization on Agency MBS	8,368	0.09
Paydown expense(5)	(6,844)	(0.07)
Core earnings	$13,892	$0.15
Basic weighted average number of shares outstanding	95,705

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

(4)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “Gain on derivatives, net” that is shown on the Company’s statements of operations.

(5)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.

Effective Net Interest Rate Spread

	Three Months Ended
	March 31, 2017
	Amount	Annualized Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$34,048	2.66%
Income-rental properties	449	0.04%
Dollar roll income on TBA Agency MBS(1)	2,751	0.21%
Premium amortization on Agency MBS	8,368	0.65%
Paydown expense on Agency MBS(2)	(6,844)	-0.53%
Total interest and other income and average asset yield, including TBA dollar roll income	$38,772	3.03%
Effective Cost of Funds:
Total interest expense	$17,870	1.50%
Periodic net settlement on interest rate Swaps after de-designation(3)	2,420	0.20%
Amortization of other comprehensive income on de-designated Swaps(4)	74	0.01%
Gain from expiration of Eurodollar Futures Contracts	(396)	-0.03%
Effective total interest expense and effective cost of funds	$19,968	1.68%
Effective net interest rate spread		1.35%
Average earning assets	$5,125,786
Average borrowings	$4,767,026

(1)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “Gain on derivatives, net” that is shown on the Company’s statements of operations.

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

For a majority of the Non-Agency MBS purchased at a discount, these are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Credit Deterioration” (ASC 310-30). A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents the market yield adjustment, which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual principal over the cash flows expected at its origination is considered to be non-accretable yield. We must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in “accumulated other comprehensive income” (which we refer to as “AOCI”). The determination as to whether impairment and market yield adjustment exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and market yield adjustment constitutes a material estimate that is susceptible to significant change.

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at March 31, 2017 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses, and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at March 31, 2017 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

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

After August 22, 2014, when we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At March 31, 2017, none of our derivative instruments were designated as hedges.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 8, and 14 to the accompanying unaudited consolidated financial statements.

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

Government Activity

Developments Concerning Fannie Mae and Freddie Mac

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac, which are stockholder corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Since 2008, Fannie Mae and Freddie Mac have been regulated by the Federal Housing Finance Agency (which we refer to as the “FHFA”), the U.S. Department of Housing and Urban Development, the SEC, and the U.S. Department of the Treasury (which we refer to as the “U.S. Treasury”), and are currently operating under the conservatorship of the FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. Government does not guarantee the securities or other obligations of Fannie Mae or Freddie Mac.

Over the past few years, separate legislation has been introduced in both houses of the U.S. Congress to wind-down both of these agencies. None of these bills have garnered enough support for a vote. It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity, and value of the MBS in which we invest.

Actions of the Federal Reserve

At its March 2017 meeting, the Fed Open Market Committee of the Federal Reserve (which we refer to as the “FOMC”) increased the Fed Funds rate by 25 basis points based upon an updated forecast that showed moderate changes in the outlook for economic growth and inflation. At its May 2017 meeting, the FOMC kept the Fed Funds rate at the same level as in March 2017 and indicated that the timing and size of future adjustments will be assessed against economic conditions related to the FOMC’s objectives of maximum employment and 2% inflation. The FOMC expects that economic conditions will evolve in a manner that will warrant gradual increases in the Fed Funds Rate. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations, and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations, and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In December 2016, Congress passed a bill that would keep the government funded through April 2017. On April 28, 2017, Congress passed a continuing resolution that extends funding through May 5, 2017. It is expected that Congress will pass another short-term spending bill to fund U.S. government operations after May 5, 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity, and valuation of securities in general and also on the securities in our portfolio.

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the British Banker’s Association to the Intercontinental Exchange Benchmark Administration (which we refer to as the “IBA”) following authorization by the Financial Conduct Authority (the United Kingdom regulators). In October 2014, the IBA proposed a package of measures designed to make LIBOR more accurate and less susceptible to manipulation, including defining which trades can be used to calculate bank borrowing costs and to ensure that the calculation of LIBOR is based on actual trades as opposed to estimates. This proposal is facing difficulty gaining acceptance amongst both banking organizations and U.S. and European regulators. The IBA continues to seek input on how LIBOR is used by corporations, banks, and other users. At this time, we do not know what changes, if any, will be made by the IBA. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

Although the U.S. government and other foreign governments have taken various actions intended to protect their respective economies, their respective housing and mortgage markets, their banking systems and financial institutions, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets and, more specifically, the market for the securities we currently own in our portfolio. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations, and financial conditions. These events may impact the availability of financing, borrowing costs and the liquidity and valuation of securities in general and also on the securities in our portfolio.

On June 23, 2016, the citizens of the United Kingdom voted to leave (“Brexit”) the European Union (the “EU”). The United Kingdom will have two years from its formal notification of withdrawal (given on March 29, 2017) from the EU to negotiate a new treaty to replace the terms of its EU membership. It is unknown at this time what effects the Brexit vote will have on interest rates, on stock markets (over the longer term), and the effect on the U.S. economy and the global economy.

Subsequent Events

Effective April 3, 2017, the conversion rate of our Series B Preferred Stock increased from 4.7932 shares of our common stock to 4.8469 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on March 15, 2017.

From April 1, 2017 through May 3, 2017, we issued 49,286 shares of common stock at a weighted average price of $5.86 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $289 thousand.

From April 1, 2011 through May 3, 2017, we issued an aggregate of 156,132 shares of Series C Preferred Stock at a weighted average price of $24.74 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $3.8 million.

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

ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM interest rate can change during any given period. ARMs are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage assets could be limited. This problem would be magnified to the extent we acquire mortgage assets that are not fully indexed. Further, some ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net operating income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income, and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARM assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net operating income, dividend yield, and the market price of our common stock.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At March 31, 2017, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$825,887	18.7%	$-	-%
20-year and 30-year fixed-rate investments	137,122	3.1	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	395,174	9.0	3,295,000	87.5
Greater than 3 months and less than 1 year	1,254,528	28.5	-	-
Greater than 1 year and less than 2 years	75,106	1.7	-	-
Greater than 2 years and less than 3 years	326,513	7.4	-	-
Greater than 3 years and less than 4 years	231,681	5.3	-	-
Greater than 4 years and less than 5 years	9,849	0.2	-	-
Greater than 5 years and less than 7 years	414,919	9.4	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	36,098	0.8	470,317	12.5
Hybrid MBS	26,893	0.6	-	-
Fixed-rate MBS	676,520	15.3	-	-
Total MBS Portfolio	$4,410,290	100.0%	$3,765,317	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2016, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$853,956	18.7%	$-	-%
20-year and 30-year fixed-rate investments	145,033	3.2	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	709,722	15.6	3,500,000	89.5
Greater than 3 months and less than 1 year	1,105,898	24.2	-	-
Greater than 1 year and less than 2 years	82,713	1.8	-	-
Greater than 2 years and less than 3 years	265,713	5.8	-	-
Greater than 3 years and less than 4 years	275,184	6.0	-	-
Greater than 4 years and less than 5 years	45,297	1.0	-	-
Greater than 5 years and less than 7 years	441,677	9.7	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	36,254	0.8	411,015	10.5
Hybrid MBS	29,045	0.6	-	-
Fixed-rate MBS	575,947	12.6	-	-
Total MBS Portfolio	$4,566,439	100.0%	$3,911,015	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

The majority of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At March 31, 2017, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $38.3 million from a positive adjustment (other comprehensive income) at December 31, 2016 of approximately $26.4 million.

Real Estate Risk

Non-Agency MBS and residential property values are subject to volatility and may be affected adversely by a number of factors including national, regional, and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality; age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral for mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our Non-Agency MBS investments.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2017, our Agency MBS had a weighted average term to next rate adjustment of approximately 23 months while our borrowings had a weighted average term to next rate adjustment of 37 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 465 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In December 2016, Congress passed a bill that will provide temporary funding to the U.S. government through April 2017. On April 28, 2017, Congress passed a continuing resolution that extends funding through May 5, 2017. It is expected that Congress will pass another short-term spending bill to fund U.S. government operations after May 5, 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At March 31, 2017, we had unrestricted cash of approximately $52 million, $162 million in unpledged Agency MBS, and $126.5 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities and mortgage loans vary from time to time and may cause changes in the amount of our net operating income. Prepayments of ARM loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate loans and ARM loans underlying MBS. The purchase prices of our mortgage-related investments are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for our mortgage-related investments. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any of our mortgage-related investments purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net operating income by such amount. In addition, in the event that we are unable to acquire new mortgage-related investments to replace the prepaid mortgage-related investments, our financial condition, cash flows, and results of operations could be harmed.

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

Credit Risk

We review credit risk and other risks of loss associated with each of our potential investments. In addition, we may diversify our portfolio of mortgage-related assets to avoid undue geographic, insurer, industry, and certain other types of concentrations. We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our Non-Agency MBS. With respect to investments in Non-Agency MBS that are collateralized by non-performing loans, there is a high expectation of losses on these loans. Resolution of the loans typically comes from loan modifications, short sales, and foreclosures. With respect to these Non-Agency MBS, our investments are senior in the credit structure and credit support contained in these MBS deal structures provides a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process and by factoring assumed credit losses into the purchase prices we pay for Non-Agency MBS. In addition, with respect to any particular target investment, we evaluate relative valuation, supply and demand trends, the shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors, and vintage of collateral. Nevertheless, unanticipated credit losses could adversely affect our operating results.

We retain the risk of potential credit losses on all of our residential mortgage loans held-for-investment. We seek to manage this risk by reviewing key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores, and debt yields. These characteristics assist us in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.

General

Many assumptions are made to present the information in the tables below and, as such, there can be no assurance that assumed events will occur, or that other events that could affect the outcomes will not occur; therefore, the tables below and all related disclosures constitute forward-looking statements.

The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions, and restructuring could materially change the interest rate risk profile for us. The tables quantify the potential changes in net interest income and portfolio value should interest rates immediately change (are “shocked”) and remain at the new level for the next twelve months. The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows from our MBS portfolio for each rate shock scenario are projected, based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve, and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include projected changes in U.S. Treasury interest rates, prepayment rates, and the yield spread of mortgage assets relative to prevailing U.S. Treasury interest rates.

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at March 31, 2017 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–29%	0.8%
–1%	10%	0.8%
0%	0%	0%
1%	–32%	–1.2%
2%	–65%	–3.5%

The information presented in the table below projects the impact of the same instantaneous parallel shifts in interest rates on our annual projected net interest income and projected MBS portfolio value compared to the base case used in the table above and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of March 31, 2017, the aggregate notional amount of our interest rate swap agreements was $1.671 billion and the weighted average maturity was 2.8 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	11%	2.6%
–1%	44%	1.7%
0%	0%	0%
1%	–47%	–2.1%
2%	–104%	–5.3%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

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

There have been no material changes during the last quarter with regard to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the quarter ended March 31, 2017. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 13, 2017 as DEF 14A.

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
10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*

2015 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form  S-3, Registration No. 333-202739, which became effective under the Securities Act of 1933, as amended, on March 25, 2015)

10.4

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.5

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown, and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.6*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.7

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.8

Management Agreement dated as of December 31, 2011 by and between Anworth and Anworth Management LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.9

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 5, 2017	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board and Chief Executive Officer
(Chief Executive Officer)

Dated: May 5, 2017	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)