Form 10-Q
period 2017-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2017-08-04
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001‑13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	52‑2059785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, Second Floor Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 255‑4493

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No   ☒

At August 3, 2017, the registrant had 97,551,254 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
		(audited)
ASSETS
Agency MBS at fair value (including $3,690,344 and $3,707,062 pledged to counterparties at June 30, 2017 and December 31, 2016, respectively)	$3,917,054	$3,925,193
Non-Agency MBS at fair value (including $558,995 and $525,169 pledged to counterparties at June 30, 2017 and December 31, 2016, respectively)	690,654	641,246
Residential mortgage loans held-for-investment(1)	695,255	744,462
Residential real estate	14,186	14,262
Cash and cash equivalents	16,633	31,031
Restricted cash	10,787	12,390
Interest and dividends receivable	16,864	16,203
Derivative instruments at fair value	7,273	8,192
Prepaid expenses and other	3,417	2,797
Total Assets	$5,372,123	$5,395,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$11,516	$11,850
Repurchase agreements	3,902,453	3,911,015
Asset-backed securities issued by securitization trusts(1)	685,888	728,683
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	23,604	34,302
Dividends payable on preferred stock	1,956	1,660
Dividends payable on common stock	14,625	14,358
Payables for MBS purchased	339	—
Accrued expenses and other	1,936	1,506
Total Liabilities	$4,679,697	$4,740,754
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($15,632 and $25,241, respectively); 625 and 1,010 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$14,806	$23,924
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($39,500 and $12,146, respectively); 1,580 and 486 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	38,240	11,321
Common Stock: par value $0.01 per share; authorized 200,000 shares, 97,498 shares issued and outstanding at June 30, 2017 and 95,718 shares issued and outstanding at December 31, 2016, respectively	975	957
Additional paid-in capital	976,482	966,714
Accumulated other comprehensive income consisting of unrealized gains and losses	25,640	8,648
Accumulated deficit	(410,254)	(403,079)
Total Stockholders’ Equity	$677,620	$631,098
Total Liabilities and Stockholders’ Equity	$5,372,123	$5,395,776

(1)

The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At June 30, 2017 and December 31, 2016, total assets of the consolidated VIEs were $698 million and $747 million (including accrued interest receivable of $2.3 million and $2.5 million), respectively, and total liabilities were $688 million and $731 million (including accrued interest payable of $2.2 million and $2.4 million), respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and other income:
Interest-Agency MBS	$15,771	$10,690	$32,873	$31,455
Interest-Non-Agency MBS	9,738	9,137	19,306	18,418
Interest-residential mortgage loans	7,060	9,111	14,411	18,424
Other interest income	31	12	58	24
	32,600	28,950	66,648	68,321
Interest Expense:
Interest expense on repurchase agreements	11,421	8,960	21,832	18,358
Interest expense on asset-backed securities	6,892	8,414	13,966	17,013
Interest expense on junior subordinated notes	401	354	785	700
	18,714	17,728	36,583	36,071
Net interest income	13,886	11,222	30,065	32,250
Operating Expenses:
Management fee to related party	(1,876)	(1,970)	(3,697)	(4,014)
General and administrative expenses	(1,315)	(1,690)	(2,798)	(3,259)
Total operating expenses	(3,191)	(3,660)	(6,495)	(7,273)
Other income (loss):
Income-rental properties	451	428	900	838
Gain (loss) on sales of MBS	176	—	108	(3,239)
Impairment charge on Non-Agency MBS	(905)	—	(1,637)	—
Unrealized gain on Agency MBS held as trading investments	4,101	—	4,222	—
Gain on sales of residential mortgage loans held-for-investment	—	33	378	33
(Loss) on derivatives, net	(4,422)	(9,385)	(2,044)	(44,228)
Recovery on Non-Agency MBS	1	1	1	2
Total other income (loss)	(598)	(8,923)	1,928	(46,594)
Net income (loss)	$10,097	$(1,361)	$25,498	$(21,617)
Dividends on preferred stock	(2,025)	(1,636)	(3,780)	(3,272)
Net income (loss) to common stockholders	$8,072	$(2,997)	$21,718	$(24,889)
Basic earnings (loss) per common share	$0.08	$(0.03)	$0.23	$(0.26)
Diluted earnings (loss) per common share	$0.08	$(0.03)	$0.22	$(0.26)
Basic weighted average number of shares outstanding	95,696	96,355	95,701	97,030
Diluted weighted average number of shares outstanding	100,590	96,355	100,567	97,030

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$10,097	$(1,361)	$25,498	$(21,617)
Available-for-sale Agency MBS, fair value adjustment	(4,746)	13,080	(2,411)	37,465
Reclassification adjustment for (gain) loss on sales of Agency MBS included in net income (loss)	(176)	—	(108)	3,239
Available-for-sale Non-Agency MBS, fair value adjustment	8,819	6,952	18,333	(15,381)
Unrealized gains on swap agreements	450	1,565	990	4,934
Reclassification adjustment for interest expense on swap agreements included in net income (loss)	114	106	188	308
Other comprehensive income	4,461	21,703	16,992	30,565
Comprehensive income	$14,558	$20,342	$42,490	$8,948

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other	Accum.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Comp.	Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp.	Income Gain	Comp. Income-
	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Income Gain	Non-Agency	Gain (Loss)	Accum.
	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2016	1,919	486	95,718	$46,537	$11,321	$957	$966,714	$24,869	1,536	$(17,757)	$(403,079)	$631,098
Issuance of stock		197	61		4,854	1	320					5,175
Cancellation of common stock			(197)			(2)	2					—
Other comprehensive income, fair value adjustments and reclassifications								2,403	9,514	614		12,531
Net income											15,401	15,401
Amortization of restricted stock							20					20
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.396025 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(253)	(253)
Dividend declared - $0.15 per common share											(14,337)	(14,337)
Balance, March 31, 2017	1,919	683	95,582	$46,537	$16,175	$956	$967,056	$27,272	11,050	$(17,143)	$(403,697)	$648,206
Issuance of stock		897	53		22,065	1	307					22,373
Conversions of Series B Preferred Stock			1,863			18	9,099					9,117
Other comprehensive income, fair value adjustments and reclassifications								(4,922)	8,819	564		4,461
Net income											10,097	10,097
Amortization of restricted stock							20					20
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(244)	(244)
Dividend declared - $0.4765625 per Series C preferred share											(751)	(751)
Dividend declared - $0.15 per common share											(14,624)	(14,624)
Balance, June 30, 2017	1,919	1,580	97,498	$46,537	$38,240	$975	$976,482	$22,350	19,869	$(16,579)	$(410,254)	$677,620

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Activities:
Net income (loss)	$10,097	$(1,361)	$25,498	$(21,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premium (Agency MBS)	8,811	16,322	17,178	23,751
Amortization/accretion of market yield adjustments (Non-Agency MBS)	479	(1,311)	1,001	(389)
Accretion of discount (residential mortgage loans)	(27)	(105)	(95)	(219)
Depreciation on rental properties	116	112	231	224
(Gain) loss on sales of MBS	(176)	—	(108)	3,239
Impairment charge on Non-Agency MBS	905	—	1,637	—
Unrealized (gain) on Agency MBS held as trading investments	(4,101)	—	(4,222)	—
(Gain) on sales of residential mortgage loans	—	(33)	(378)	(33)
Amortization of restricted stock	20	79	41	158
Recovery on Non-Agency MBS	(1)	(1)	(1)	(2)
Periodic net settlements on interest rate swaps, net of amortization	(1,751)	(4,120)	(4,097)	(10,678)
Loss on interest rate swaps, net	5,960	16,089	5,487	66,308
(Gain) on derivatives, net of derivative income - TBA Agency MBS	(1,552)	(8,061)	(3,181)	(23,415)
Loss (gain) on derivatives - Eurodollar Futures Contracts	14	1,357	(262)	1,335
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(3,063)	2,007	(5,372)	443
Decrease (increase) in prepaid expenses and other	8,549	64	17	(1,846)
(Increase) decrease in restricted cash	(1,590)	452	1,865	9,674
Increase in accrued interest payable	3,714	1,828	4,381	2,687
Increase (decrease) in accrued expenses	389	(4,158)	252	948
Net cash provided by operating activities	$26,793	$19,160	$39,872	$50,568
Investing Activities:
MBS Portfolios:
Proceeds from sales	$27,466	$—	$35,679	$314,129
Purchases	(568,505)	—	(683,966)	(19,834)
Principal payments	327,085	267,936	607,521	524,342
Residential mortgage loans held-for-investment:
Proceeds from sales	—	26,653	6,806	26,653
Principal payments	27	224	79	476
Residential properties purchases	(58)	(87)	(155)	(173)
Net cash (used in) provided by investing activities	$(213,985)	$294,726	$(34,036)	$845,593
Financing Activities:
Borrowings from repurchase agreements	$5,748,475	$6,694,763	$11,201,207	$14,657,028
Repayments on repurchase agreements	(5,611,339)	(6,980,309)	(11,209,769)	(15,497,111)
Net settlements on TBA Agency MBS commitments	8,369	8,973	(7,111)	19,886
Settlements on terminated interest rate swaps	—	(8,594)	—	(14,756)
Proceeds from common stock issued (common stock repurchased), net	307	(4,044)	629	(13,242)
Proceeds on Series C Preferred Stock issued	22,065	—	26,920	—
Preferred stock dividends paid	(1,755)	(1,636)	(3,415)	(3,272)
Common stock dividends paid	(14,337)	(14,539)	(28,695)	(29,401)
Net cash provided by (used in) financing activities	$151,785	$(305,386)	$(20,234)	$(880,868)
Net (decrease) increase in cash and cash equivalents	(35,407)	8,500	(14,398)	15,293
Cash and cash equivalents at beginning of period	52,040	12,547	31,031	5,754
Cash and cash equivalents at end of period	$16,633	$21,047	$16,633	$21,047
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,104	$12,979	$26,894	$32,585
Common stock repurchased	$—	$4,087	$—	$13,526
Change in payable for MBS purchased	$(14,292)	$3,827	$340	$3,827

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10‑Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

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

•

Non-agency mortgage-backed securities (which we refer to as “Non-Agency MBS”), which are securities issued by companies that are not guaranteed by GSEs and that are secured primarily by first-lien residential mortgage loans.

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

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity (which we refer to as a “VIE”), because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment in its consolidated balance sheets. The ABS issued to third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 4, “Variable Interest Entities,” for additional information regarding the impact of consolidation of securitization trusts.

The consolidated securitization trusts are VIEs because the securitization trusts do not have equity that meets the definition of U.S. GAAP equity at risk. In determining if a securitization trust should be consolidated, the Company evaluates (in accordance with the Financial Accounting Standards Board (which we refer to as “FASB”) Accounting Standards Codification (which we refer to as “ASC”) 810‑10) whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. The Company determined that it is the primary beneficiary of certain securitization trusts because it has certain delinquency and default oversight rights on residential mortgage loans. In addition, the Company owns the most subordinated class of ABS issued by the securitization trusts and has the obligation to absorb losses and right to receive benefits from the securitization trusts that could potentially be significant to the securitization trusts. The Company assesses modifications, if any, to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

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

We classify our MBS as trading investments, available-for-sale investments, or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify most of our MBS as available-for-sale. We have designated a portion of our MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Accumulated other comprehensive income” (which we refer to as “AOCI”) as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from AOCI to income. Assets that are classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations.

The most significant source of our revenue is derived from our investments in MBS. Interest income on Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective interest yield method, adjusted for the effects of actual and estimated prepayments based on ASC 320‑10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is materially incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

A majority of our Non-Agency MBS are accounted for under “Loans and Debt Securities Acquired with Credit Deterioration” (ASC 310‑30). A debt security accounted for under ASC 310‑30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents the market yield adjustment (accretable yield), which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be the non-accretable difference. We must periodically reassess the expected cash flows of loans accounted for under ASC 310‑30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes material estimates that are susceptible to significant change.

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

The following tables show the gross unrealized losses and fair value of those individual securities in our MBS portfolio that are in a continuous unrealized loss position at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time (dollar amounts in thousands):

June 30, 2017

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS	103	$1,140,396	$(9,836)	149	$376,478	$(5,907)	252	$1,516,874	$(15,743)
Non-Agency MBS	5	$14,783	$(149)	29	$134,151	$(5,320)	34	$148,934	$(5,469)

December 31, 2016

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	Of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS	120	$978,041	$(12,961)	261	$472,090	$(8,556)	381	$1,450,131	$(21,517)
Non-Agency MBS	30	$163,741	$(5,911)	36	$206,516	$(4,551)	66	$370,257	$(10,462)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At June 30, 2017, we did not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2017. At June 30, 2017, there was approximately $10.4 million in unrealized losses on Trading Agency MBS that was not included in the table above, as this is recognized on our statements of operations. At December 31, 2016, there was approximately $13.8 million in unrealized losses on Trading Agency MBS that was not included in the table above, as they were previously recognized on our statements of operations.

The unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. During the three months ended June 30, 2017, there were 2 bonds that were impaired for a total of approximately $0.9 million, as the cash flow projections were less favorable than previously forecasted. On the remainder of the Non-Agency bonds, at June 30, 2017, we did not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of these Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2017.

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

Residential Properties

Residential properties are stated at cost and consist of land, buildings, and improvements, including other costs incurred during their acquisition, possession, and renovation. Residential properties purchased that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition and renovation costs, all of which are allocated to land and building based upon their relative fair values at the date of acquisition. Residential properties acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred.

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

Accounting for Derivatives and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Gain (loss) on derivatives.” For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815‑10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a ”cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements). Hedge ineffectiveness, if any, is recorded in current period income.

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

Credit Risk

At June 30, 2017, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

We also invest in Non-Agency MBS, which are securities that are secured by pools of residential mortgages which are not issued by GSEs and are not guaranteed by any agency of the U.S. government or any federally chartered corporation. Such investments carry a risk that the borrower on the underlying mortgage may default on their obligation to make full and timely payments of principal and interest.

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to credit losses that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. Based on the criteria in ASC 320‑10, the determination of whether a security is other-than-temporarily impaired (which we refer to as “OTTI”) involves judgments and assumptions based on both subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover its amortized cost basis (i.e., there is a credit-related loss). The following are among, but not all of, the factors considered in determining whether and to what extent an OTTI exists and the portion that is related to credit loss: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired, is also subjective and therefore constitutes material estimates that are susceptible to significant change.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2017 relative to any tax positions taken prior to January 1, 2017. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2017. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2012 and 2011, respectively.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock (which we refer to as our “Series B Preferred Stock”) on our balance sheets using the guidance in ASC 480‑10‑S99. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified our Series B Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series B Preferred Stock should be bifurcated under the guidance in ASC 815‑10 and have determined that bifurcation is not necessary.

Stock-Based Expense

In accordance with ASC 718‑10, any expense relating to share-based payment transactions is recognized in the unaudited consolidated financial statements. Restricted stock is expensed over the vesting period (see Note 13).

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

The computation of EPS for the three and six months ended June 30, 2017 and 2016 is as follows (amounts in thousands, except per share data):

	Net Income (Loss)
	to Common	Average	Earnings (Loss)
	Stockholders	Shares	per Share
For the three months ended June 30, 2017
Basic EPS	$8,072	95,696	$0.08
Effect of dilutive securities	244	4,894	—
Diluted EPS	$8,316	100,590	$0.08
For the three months ended June 30, 2016
Basic EPS	$(2,997)	96,355	$(0.03)
Effect of dilutive securities	—	—	—
Diluted EPS	$(2,997)	96,355	$(0.03)

	Net Income (Loss)
	to Common	Average	Earnings (Loss)
	Stockholders	Shares	per Share
For the six months ended June 30, 2017
Basic EPS	$21,718	95,701	$0.23
Effect of dilutive securities	638	4,866	(0.01)
Diluted EPS	$22,356	100,567	$0.22
For the six months ended June 30, 2016
Basic EPS	$(24,889)	97,030	$(0.26)
Effect of dilutive securities	—	—	—
Diluted EPS	$(24,889)	97,030	$(0.26)

Accumulated Other Comprehensive Income

In accordance with ASC 220‑10‑55‑2, total comprehensive income is comprised of net income and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments. In accordance with ASU 2013‑02, we have identified, in our consolidated statements of comprehensive income, items that are reclassified and included in our consolidated statements of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued a new standard on revenue recognition, ASU No. 2014‑09, “Revenue from Contracts with Customers (Topic 606).” This new standard will replace more than 200 ad hoc pronouncements on revenue recognition. This ASU requires companies to recognize revenue in a way that shows the transfer of goods or services to customers in amounts that reflect the payment that a company expects to be entitled to in exchange for those goods or services. To do that, companies will now have to go through a five-step process: (1) tie the contract to a customer; (2) identify the contract’s performance obligations; (3) determine the transaction price; (4) connect the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) a company satisfies the performance obligation. This ASU only affects an entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within other standards (for example, insurance contracts or lease contracts). This ASU is effective for public entities beginning with the quarter ending March 31, 2018. Based on our revenue types, we do not believe that this ASU will have a material impact on our financial statements.

In January 2016, the FASB issued ASU 2016‑01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825‑10). The guidance in this new standard is intended to improve existing GAAP by (1) requiring equity investment (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans or receivables) on the balance sheet or the accompanying notes to the financial statements; (4) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (5) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (6) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value  of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Public entities are required to apply the guidance beginning with the quarter ending March 31, 2018. We do not believe this ASU will have a material impact on our financial statements.

On February 25, 2016, the FASB issued ASU 2016‑2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes, and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will become effective for public entities beginning with the quarter ending March 31, 2019. We do not believe that this ASU will have a material impact on our financial statements.

On March 17, 2016, the FASB issued ASU 2016‑08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU affects the guidance in ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” Both ASU 2014‑09 and ASU 2016‑08 will become effective for public entities beginning with the quarter ending March 31, 2018. ASU 2016‑08 clarifies the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognized revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognized revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. Based on our revenue types, we do not believe that this ASU will have a material impact on our financial statements.

In April 2016, the FASB issued ASU 2016‑10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing.” This ASU affects the guidance in ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” Both ASU 2014‑09 and ASU 2016‑10 will become effective for public companies beginning with the quarter ending March 31, 2018. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. This ASU clarifies that (1) an entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; (2) an entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service; and (3) in determining whether promises to transfer goods or services to a customer are separately identifiable, an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item to which the promised goods or services are inputs. This ASU also amends the licensing implementation guidance related to ASU 2014‑09. Based on our revenue types, we do not believe that this ASU will have a material impact on our financial statements.

In May 2016, the FASB issued ASU 2016‑12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” This ASU affects the guidance in ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” Both ASU 2014‑09 and ASU 2016‑12 will become effective for public companies beginning with the quarter ending March 31, 2018. One of the criterions in identifying a contract with a customer is whether it is probable that an entity will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. This ASU clarifies that the objective of this assessment is to determine whether a contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. A new criterion was also added in this ASU to clarify when revenue would be recognized for a contract that fails to meet certain criteria. This would allow an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable. This ASU also clarifies that the measurement date for any noncash consideration is contract inception. This ASU also clarifies some of the transition guidance. Based on our revenue types, we do not believe that this ASU will have a material impact on our financial statements.

On June 16, 2016, the FASB issued ASU 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The scope excludes financial assets measured at fair value through net income, available-for-sale securities, loans made to participants by defined contribution employee benefit plans, policy loan receivables of an insurance company, pledge receivables of a not-for-profit entity, and receivables between entities under common control. This ASU will require entities to immediately record the full amount of credit losses that are expected in their loan portfolios and to re-evaluate at each reporting period. The income statement will reflect the credit loss provision (or expense) necessary to adjust the allowance estimate since the previous reporting date. The expected credit loss estimate should consider available information relevant to assessing the collectability of contractual cash flows including information about past events (i.e. historical loss experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU will become effective for public entities beginning with the quarter ending March 31, 2020. Although, at this time, we are not able to measure the impact that this ASU will have on our financial statements, we believe that when implemented, while not having a significant impact on the losses incurred over the life of the loans, it is likely that credit losses will be recognized through the allowance account sooner than previously required.

In August 2016, the FASB issued ASU 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the following eight specific cash flow issues where there is currently either no guidance or the guidance is unclear: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. This ASU will become effective for public entities beginning with the quarter ending March 31, 2018. We do not believe that this ASU will have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016‑18, “Restricted Cash, Statement of Cash Flows (Topic 230).” Currently, diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU will be effective for public entities beginning with the quarter ending March 31, 2018. While this ASU will affect the presentation of restricted cash and the related cash inflows and cash outflows on our statement of cash flows, we do not believe this ASU will have a material impact on our financial statements.

In December 2016, the FASB issued ASU 2016‑20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments in this ASU affect narrow aspects of the guidance issued in ASU 2014‑09. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014‑09), which begins with the quarter ending March 31, 2018. Based on our revenue types, we do not believe this ASU will have a material impact on our financial statements.

On January 5, 2017, the FASB issued ASU 2017‑1, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidations. This ASU is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by establishing a more robust framework to use in this determination. This ASU is effective for public entities beginning with the quarter ending March 31, 2018. We do not believe this ASU will have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017‑03, “Accounting Changes and Error Corrections (Topic 250) and Investment-Equity Method and Joint Ventures (Topic 323).” This ASU applies to ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606)”; ASU 2016‑02, “Leases (Topic 842)”; and ASU 2016‑13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU relates to a SEC Staff Announcement that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M.) Consistent with Topic 11.M, if a registrant does not know, or cannot reasonably estimate, the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements, then, in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The part of this ASU that relates to Topic 323 does not apply to the Company as it relates to the accounting for investments in qualified affordable housing projects, and the Company does not have any such projects. This ASU not only applies immediately to the disclosures of the ASUs listed above, but also applies to any subsequent amendments to guidance in the ASUs that are issued prior to a registrant’s adoption of the aforementioned ASUs. We do not believe that this ASU will have a material impact on our financial statements.

In March 2017, the FASB issued ASU 2017‑08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310‑20) – Premium Amortization on Purchased Callable Debt Securities.”  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. This ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This ASU will become effective for entities beginning with the quarter ending March 31, 2019. We do not believe that this ASU will have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017‑09, “Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting.” The FASB is issuing this ASU to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity should account for the effects of a modification in accordance with Topic 718 unless all of the following are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU will become effective for entities beginning with the quarter ending March 31, 2018. We do not believe this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps. The following represents the Company’s restricted cash balances at June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Restricted cash - swap margin calls	$10,787	$12,390

NOTE 3. MORTGAGE-BACKED SECURITIES

The following tables summarize our Agency MBS and Non-Agency MBS at June 30, 2017 and December 31, 2016, which are carried at their fair value (in thousands):

June 30, 2017

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS	MBS	MBS
Amortized cost	$1,704,059	$2,176,616	$3,880,675	$670,542	$4,551,217
Paydowns receivable(1)(2)	23,404	—	23,404	—	23,404
Unrealized gains	8,987	30,140	39,127	25,581	64,708
Unrealized losses	(16,891)	(9,261)	(26,152)	(5,469)	(31,621)
Fair value	$1,719,559	$2,197,495	$3,917,054	$690,654	$4,607,708

(1)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Paydowns receivable on Non-Agency MBS represent when the Company receives notice of prepayments but does not receive the actual cash until the following month.

				20-Year
				and
			15-Year	30-Year	Total	Non‑Agency	Total
By Security Type	ARMs	Hybrids	Fixed Rate(1)	Fixed‑Rate	Agency MBS	MBS	MBS
Amortized cost	$1,420,926	$1,002,650	$988,478	$468,621	$3,880,675	$670,542	$4,551,217
Paydowns receivable(2)(3)	11,862	11,542	—	—	23,404	—	23,404
Unrealized gains	31,722	1,438	1,894	4,073	39,127	25,581	64,708
Unrealized losses	(1,537)	(8,738)	(13,827)	(2,050)	(26,152)	(5,469)	(31,621)
Fair value	$1,462,973	$1,006,892	$976,545	$470,644	$3,917,054	$690,654	$4,607,708

(1)	Included in the fair value of the 15-year fixed-rate Agency MBS was approximately $639.2 million held as trading investments.

(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(3)	Paydowns receivable on Non-Agency MBS represent when the Company receives notice of prepayments but does not receive the actual cash until the following month.

During the three months ended June 30, 2017, we sold approximately $27.5 million of Agency MBS and realized gross gains of approximately $176 thousand. During the six months ended June 30, 2017, we sold approximately $35.7 million of Agency MBS and realized gross gains of approximately $176 thousand and realized gross losses of approximately $68 thousand. During the three months ended June 30, 2016, we did not sell any Agency MBS. During the six months ended June 30, 2016, we sold approximately $317 million of Agency MBS and realized gross losses of approximately $3.4 million and realized gross gains of approximately $0.2 million.

During the three months ended June 30, 2017, we had gross unrealized gains on trading investments of $4.1 million. During the six months ended June 30, 2017, we had gross unrealized gains on trading investments of $4.2 million. We did not have any trading investments during the three and six months ended June 30, 2016.

December 31, 2016

				Total	Non-Agency	Total
By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Agency MBS	MBS	MBS
Amortized cost	$8,601	$1,709,839	$2,164,171	$3,882,611	$639,703	$4,522,314
Paydowns receivable(1)(2)	—	31,130	—	31,130	6	31,136
Unrealized gains	3	10,652	36,069	46,724	11,999	58,723
Unrealized losses	(130)	(22,301)	(12,841)	(35,272)	(10,462)	(45,734)
Fair value	$8,474	$1,729,320	$2,187,399	$3,925,193	$641,246	$4,566,439

				20-Year
				and	Total
			15-Year	30-Year	Agency	Non‑Agency	Total
By Security Type	ARMs	Hybrids	Fixed Rate(1)	Fixed‑Rate	MBS	MBS	MBS
Amortized cost	$1,762,550	$1,106,680	$872,741	$140,640	$3,882,611	$639,703	$4,522,314
Paydowns receivable(2)(3)	16,164	14,966	—	—	31,130	6	31,136
Unrealized gains	40,066	1,096	1,142	4,420	46,724	11,999	58,723
Unrealized losses	(3,162)	(12,156)	(19,927)	(27)	(35,272)	(10,462)	(45,734)
Fair value	$1,815,618	$1,110,586	$853,956	$145,033	$3,925,193	$641,246	$4,566,439

(1)	Included in the fair value of the 15-year fixed-rate Agency MBS was approximately $483.2 million held as trading investments.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(3)	Paydowns receivable on Non-Agency MBS represent when the Company receives notice of prepayments but does not receive the actual cash until the following month.

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected, and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the three and six months ended June 30, 2017 and cumulatively at June 30, 2017 and December 31, 2016:

	Change During the	Change During the
	Three Months Ended	Six Months Ended	At	At
	June 30,	June 30,	June 30,	December 31,
	2017	2017	2017	2016
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$3,412	$116,813	$716,092	$599,279
Contractual principal not expected to be collected (non-accretable yield)	(11,799)	(65,874)	(289,165)	(223,291)
Expected cash flows to be collected	(8,387)	50,939	426,927	375,988
Market yield adjustment	9,298	45,820	129,397	83,577
Unrealized gain, net	7,066	14,161	17,761	3,600
Fair value	7,977	110,920	574,085	463,165
Fair value of other Non-Agency MBS (without credit deterioration)	(56,833)	(61,512)	116,569	178,081
Total fair value of Non-Agency MBS	$(48,856)	$49,408	$690,654	$641,246

The following table presents the change for the three and six months ended June 30, 2017 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017		2017
	Market Yield	Non-	Market Yield	Non-
	Adjustment	Accretable	Adjustment	Accretable
	(in thousands)
Balance, beginning of period	$120,099	$(277,366)	$83,577	$(223,291)
Accretion of discount	(1,129)	—	(2,245)	—
Purchases	10,427	(15,908)	48,065	(75,475)
Realized credit losses, net of recoveries	—	5,014	—	11,238
Impairment charge	—	(905)	—	(1,637)
Balance, end of period	$129,397	$(289,165)	$129,397	$(289,165)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
	(in thousands)
Residential mortgage loans held-for-investment	$695,255	$744,462
Accrued interest receivable	2,291	2,468
Total assets	$697,546	$746,930
Accrued interest payable	$2,244	$2,399
Asset-backed securities issued by securitization trusts	685,888	728,683
Total liabilities	$688,132	$731,082

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended June 30, 2017.

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

The following table details the carrying value for residential mortgage loans held-for-investment at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(in thousands)
Principal balance	$688,919	$736,788
Unamortized premium, net of discount	6,539	7,877
Allowance for loan losses	(203)	(203)
Carrying value	$695,255	$744,462

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment at June 30, 2017 and December 31, 2016:

	Three Months Ended	For the Year Ended
	June 30,	December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$723,777	$969,172
Deductions during period:
Collections of principal	(27,865)	(221,615)
Amortization of premium	(657)	(3,095)
Balance at end of period	$695,255	$744,462

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	997	1,052
Current principal balance	$688,919	$736,788
Average loan balance	$691	$700
Net weighted average coupon rate	3.86%	3.86%
Weighted average maturity (years)	26.8	27.3
Weighted average FICO score	761	764
Current Performance:
Current	$685,939	$735,487
30 days delinquent	2,167	1,301
60 days delinquent	—	—
90+ days delinquent	813	—
Bankruptcy/foreclosure	—	—
Total	$688,919	$736,788

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at June 30, 2017 and December 31, 2016 based on principal balance outstanding:

	June 30,	December 31,
State	2017	2016
California	43.9%	42.9%
Florida	6.3	8.4
Other states (none greater than 5%)	49.8	48.7
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2017 and for the year ended December 31, 2016:

	June 30,	December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$203	$203
Provision for loan losses	—	—
Charge-offs, net	—	—
Balance at end of period	$203	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $685.9 million at June 30, 2017 and $728.7 million at December 31, 2016. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At June 30, 2017, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.2 million. At December 31, 2016, we owned 88 properties at a net cost of approximately $14.2 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Other expense” and the details are included in Note 16.

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

At June 30, 2017 and December 31, 2016, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

June 30, 2017

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	2,265,000	1.20	381,779	2.66	2,646,779	1.41
30 days to 90 days	1,195,000	1.19	60,674	2.61	1,255,674	1.26
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,460,000	1.20%	$442,453	2.65%	$3,902,453	1.36%
Weighted average maturity	27 days		17 days		26 days
Weighted average interest rate after adjusting for interest rate swaps					1.57%
Weighted average maturity after adjusting for interest rate swaps					524 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,690,344		$558,995		$4,249,339

December 31, 2016

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,405,000	0.85	411,015	2.27	1,816,015	1.17
30 days to 90 days	2,095,000	0.92	—	—	2,095,000	0.92
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,500,000	0.89%	$411,015	2.27%	$3,911,015	1.04%
Weighted average maturity	39 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.31%
Weighted average maturity after adjusting for interest rate swaps					488 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,707,062		$525,169		$4,232,231

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 8, and 14 for more information on the Company’s interest rate swaps and other derivative instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
June 30, 2017	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$7,273	$—	$7,273	$(7,273)	$—	$—
Total	$7,273	$—	$7,273	$(7,273)	$—	$—
Repurchase agreements(3)	$3,902,453	$—	$3,902,453	$(3,902,453)	$—	$—
Derivative liabilities at fair value(2)	23,604	—	23,604	(23,604)	—	—
Total	$3,926,057	$—	$3,926,057	$(3,926,057)	$—	$—

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2016	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$8,192	$—	$8,192	$(8,192)	$—	$—
Total	$8,192	$—	$8,192	$(8,192)	$—	$—
Repurchase agreements(3)	$3,911,015	$—	$3,911,015	$(3,911,015)	$—	$—
Derivative liabilities at fair value(2)	34,302	—	34,302	(34,302)	—	—
Total	$3,945,317	$—	$3,945,317	$(3,945,317)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At June 30, 2017, we had pledged approximately $26.2 million in Agency MBS as collateral and paid another approximately $10.8 million on swap margin calls (included in “Restricted cash”) on our swap derivatives, which were approximately $7.3 million in derivative assets and approximately $20.8 million in derivative liabilities at June 30, 2017. At December 31, 2016, we had pledged approximately $22.1 million in Agency MBS as collateral and paid another approximately $12.4 million on swap margin calls on our swap derivatives, which were approximately $7.7 million in derivative assets and approximately $21 million in derivative liabilities at December 31, 2016.

(3)

At June 30, 2017, we had pledged approximately $3.7 billion in Agency MBS and approximately $559 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2016, we had pledged $3.7 billion in Agency MBS and approximately $525.2 million in Non-Agency MBS as collateral on our repurchase agreements.

NOTE 7. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payments were made on June 30, 2005. Both the notes and the trust preferred securities will mature in 2035 and are currently redeemable, at our option, in whole or in part, without penalty. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under ASC 810‑10 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. As of the date of this filing, we have not redeemed any of the notes or trust preferred securities.

NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS

As defined in ASC 820‑10, fair value is the price that would be received from the sale of an asset or paid to transfer or settle a liability in an orderly transaction between market participants in the principal (or most advantageous) market for the asset or liability. ASC 820‑10 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the three following categories:

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

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange (which we refer to as the “CME”) and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. For all non-centrally cleared interest rate swaps, we obtain the pricing from independent dealers who are large financial institutions and are market makers for these types of instruments. These market participants use pricing models that incorporate the LIBOR interest swap rate curve and the overnight index swap rate. To validate the prices for all interest rate swaps, we compare to other sources such as Bloomberg. For Eurodollar futures, the pricing information is obtained from the end of business day quotation which is also provided through a central counterparty (CME).

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

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820‑10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At June 30, 2017, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$—	$3,917,054	$—	$3,917,054
Non-Agency MBS(1)	$—	$690,654	$—	$690,654
Derivative instruments(2)	$—	$7,273	$—	$7,273
Liabilities:
Derivative instruments(2)	$—	$23,604	$—	$23,604

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2016, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$—	$3,925,193	$—	$3,925,193
Non-Agency MBS(1)	$—	$641,246	$—	$641,246
Derivative instruments(2)	$—	$8,192	$—	$8,192
Liabilities:
Derivative instruments(2)	$—	$34,302	$—	$34,302

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1 and Note 14.

At June 30, 2017 and December 31, 2016, cash and cash equivalents, restricted cash, interest receivable, repurchase agreements, and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of June 30, 2017 and December 31, 2016, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Residential mortgage loans held-for-investment	$695,255	$698,841	$744,462	$733,759
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$685,888	$688,244	$728,683	$718,008

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

NOTE 10. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock must receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our 8.625% Series A Cumulative Preferred Stock (which we refer to as our “Series A Preferred Stock”) and our 7.625% Series C Cumulative Redeemable Preferred Stock (which we refer to as our “Series C Preferred Stock”) with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding-up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B

Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended June 30, 2017, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through June 30, 2017, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended June 30, 2017, there were six transactions to convert an aggregate of 384,345 shares of our Series B Preferred Stock into an aggregate of 1,862,880 shares of our common stock at the then-current conversion rate of 4.8469.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2017, our authorized capital included 200,000,000 shares of common stock, of which 97,497,875 shares were issued and outstanding.

At June 30, 2017, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At June 30, 2017, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 625,295 shares of Series B Preferred Stock issued and outstanding, and 1,580,006 shares of Series C Preferred Stock issued and outstanding.

On January 27, 2015, we completed a public offering of 300,000 shares of our Series C Preferred Stock at a public offering price of $24.50 per share and received net proceeds of approximately $7 million. The shares were sold pursuant to the Company’s effective shelf registration statement on Form S‑3.The Series C Preferred Stock has no maturity date and is not subject to any sinking fund or mandatory redemption. On or after January 27, 2020, we may, at our option, redeem the Series C Preferred Stock for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, to the redemption date.

On August 10, 2016, we entered into an At Market Issuance Sales Agreement (which we refer to as the “FBR Sales Agreement”) with FBR Capital Markets & Co. (which we refer to as “FBR”), pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended June 30, 2017, we sold an aggregate of 896,645 shares of our Series C Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $22.1 million. At June 30, 2017, there was approximately $168.3 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended June 30, 2017, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S‑3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan (which we refer to as the “2015 DRP Plan”). During the three months ended June 30, 2017, we issued an aggregate of 52,686 shares of our common stock at a weighted average price of $5.88 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $310 thousand.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan (which we refer to as the “2014 Equity Plan”).

On April 1, 2016, we filed a shelf registration statement on Form S‑3 with the SEC, offering up to $534,442,660 maximum offering price of our capital stock. This registration statement was declared effective on April 13, 2016. At June 30, 2017, approximately $506.2 million of our capital stock was available for future issuance under this registration statement.

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

Messrs. Lloyd McAdams, Joseph E. McAdams, Charles J. Siegel, John T. Hillman, and Ms. Heather U. Baines and others are officers and employees of PIA Farmland, Inc. and its external manager, PIA, where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties to lease to independent farm operators, was incorporated in February 2013 and acquired its first farm property in October 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management LLC, as to their time commitment. Mr. Steven Koomar, the Chief Executive Officer of PIA Farmland, Inc., has no involvement with either Anworth or its external manager, Anworth Management LLC.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA, a company owned by trusts controlled in part by Mr. Lloyd McAdams, our Chairman and Chief Executive Officer. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $67.40 per square foot. The base monthly rental for us is $41,001.44, which will be increased by 3% per annum on July 1, 2017. The sublease agreement runs through September 30, 2022 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2017, we expensed $124 thousand and $250 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “Other expenses” on our statements of operations. During the three and six months ended June 30, 2016, we expensed $127 thousand and $255 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At June 30, 2017, the future minimum lease commitment was as follows (in whole dollars):

							Total
Year	2017	2018	2019	2020	2021	Thereafter	Commitment
Commitment	$246,009	$499,398	$514,374	$529,800	$545,697	$276,882	$2,612,160

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1 basis point thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and six months ended June 30, 2017, we paid fees of $38 thousand and $76 thousand, respectively, to PIA in connection with this agreement. During the three and six months ended June 30, 2016, we paid fees of $38 thousand and $78 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan (which we refer to as the “2014 Equity Plan”), which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan (which we refer to as the “2004 Equity Plan”) due to its expiration. We filed a registration statement on Form S‑8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our Board, or a committee of our Board, to grant dividend equivalent rights (which we refer to as “DERs”) or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the three months ended June 30, 2017, we did not issue any equity-based awards under the 2014 Equity Plan.

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

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. During the three and six months ended June 30, 2017, the amount expensed on these grants was approximately $20 thousand and $41 thousand, respectively. The unrecognized stock compensation expense at June 30, 2017 was approximately $185 thousand. During the three and six months ended June 30, 2016, the amount expensed related to prior grants was approximately $79 thousand and $158 thousand, respectively.

Under the 2007 DER Plan and the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six months ended June 30, 2017, we paid or accrued $104 thousand and $207 thousand, respectively, related to DERs granted. During the three and six months ended June 30, 2016, we paid or accrued $101 thousand and $202 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of June 30, 2017 and December 31, 2016:

		June 30,	December 31,
Derivative Instruments	Balance Sheet Location	2017	2016
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$7,273	$7,668
Eurodollar Futures Contracts	Derivative Assets	—	524
		$7,273	$8,192
De-designated interest rate swaps	Derivative Liabilities	$20,793	$20,976
TBA Agency MBS	Derivative Liabilities	2,811	13,103
Eurodollar Futures Contracts	Derivative Liabilities	—	223
		$23,604	$34,302

Interest Rate Swap Agreements

At June 30, 2017, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $1.84 billion and a weighted average maturity of approximately 37 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.7615% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended June 30, 2017, we added five new interest rate swap agreements for a total notional amount of $340 million. During the three months ended June 30, 2017, four interest rate swaps with an aggregate notional amount of $175 million matured.

At June 30, 2017, the amount in AOCI relating to interest rate swaps was approximately $16.6 million. The estimated net amount of the existing losses that were reported in AOCI at June 30, 2017 that is expected to be reclassified into earnings within the next twelve months is approximately $3 million.

At June 30, 2017 and June 30, 2016, we had a loss of approximately $6.0 million and a loss of $16.1 million, respectively, on interest rate swaps.

At June 30, 2017 and December 31, 2016, our interest rate swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates, and remaining terms:

	June 30, 2017			December 31, 2016
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
Less than 1 year	$535,000	0.91%	6	$500,000	0.79%	6
1 year to 2 years	100,000	1.00	16	410,000	0.96	16
2 years to 3 years	366,000	1.48	30	150,000	1.29	34
3 years to 4 years	150,000	1.44	41	166,000	1.45	46
4 years to 5 years	165,000	2.29	51	125,000	2.44	57
5 years to 7 years	420,000	2.73	69	420,000	2.73	75
7 years to 10 years	100,000	2.00	86	—	—	—
	$1,836,000	1.67%	37	$1,771,000	1.51%	34

Swap Agreements by Counterparty

	June 30,	December 31,
	2017	2016
	(in thousands)
Central clearing houses(1)	$1,026,000	$786,000
JPMorgan Securities	350,000	425,000
Deutsche Bank Securities	225,000	325,000
RBS Greenwich Capital	115,000	115,000
Nomura Securities International	100,000	100,000
Bank of New York	20,000	20,000
	$1,836,000	$1,771,000

(1)

For all interest rate swap agreements entered into after September 9, 2013, the counterparty will be central clearing houses, such as the CME or LCH, regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

Eurodollar Futures Contracts

Each Eurodollar Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur.

At June 30, 2017, we did not have any Eurodollar Futures Contracts. For the three months ended June 30, 2017, we had a loss on Eurodollar Futures Contracts of approximately $14 thousand. For the six months ended June 30, 2017, we had a gain on Eurodollar Futures Contracts of approximately $0.3 million. For the three months ended June 30, 2016, we had a loss on Eurodollar Futures Contracts of approximately $1.4 million. For the six months ended June 30, 2016, we had a loss on Eurodollar Futures Contracts of approximately $1.3 million. At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended June 30, 2017, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $1.6 million. During the six months ended June 30, 2017, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $3.2 million. During the three months ended June 30, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $8.1 million. During the six months ended June 30, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $23.4 million. The types of securities involved in these TBA contracts are Fannie Mae and Freddie Mac 15-year fixed-rate securities with coupons ranging from 2.5% to 3.0%. At June 30, 2017, the net notional amount of the TBA Agency MBS was approximately $755 million.

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

NOTE 16. OTHER EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Legal and professional fees	$135	$146	$315	$314
Printing and stockholder communications	46	150	109	160
Directors and Officers insurance	95	123	220	252
DERs expense	104	101	207	202
Amortization of restricted stock	20	79	41	158
Software implementation and maintenance	73	227	194	414
Administrative service fees	38	38	76	78
Rent	124	127	250	255
Stock exchange and filing fees	39	50	79	98
Custodian and clearing fees	60	63	130	122
Sarbanes-Oxley consulting fees	30	30	60	60
Commissions - Eurodollar Futures Contracts	—	15	—	44
Board of directors fees and expenses	79	74	157	151
Securities data services	103	100	223	200
Leasing commissions on rental properties	18	5	33	21
Other expenses on rental properties	63	63	113	139
Depreciation expense on rental properties	116	113	231	225
Property insurance on rental properties	28	28	56	56
Management fee for rental properties	45	41	89	83
Property taxes on rental properties	77	76	154	153
Recovery on Lehman receivable	(18)	—	(18)	—
Other	40	41	79	74
Total of other expenses	$1,315	$1,690	$2,798	$3,259

NOTE 17. SUBSEQUENT EVENTS

Effective July 3, 2017, the conversion rate of our Series B Preferred Stock increased from 4.8469 shares of our common stock to 4.8804 shares of our common stock based upon the common stock dividend of $0.15 that was declared on June 15, 2017.

From July 3, 2017 through August 3, 2017, we issued an aggregate of 53,377 shares of common stock at a weighted average price of $5.92 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $316 thousand.

From July 3, 2017 through August 3, 2017, we issued an aggregate of 75,422 shares of Series C Preferred Stock at a weighted average price of $25.09 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $1.87 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10‑Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10‑Q. The information contained in this Quarterly Report on Form 10‑Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10‑Q and in our other reports filed with the SEC, including our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains, or incorporates by reference, not only historical information but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (which we refer to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “assume,” “intend,” “seek,” “plan,” “target,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by reference to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties including, among other things, those described in our Annual Report on Form 10‑K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause our actual results to differ materially and adversely from those projected are described below and may be described from time to time in reports we file with the SEC, including our Current Reports on Form 8‑K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•

Non-agency mortgage-backed securities (which we refer to as “Non-Agency MBS”), which are securities issued by companies that are not guaranteed by GSEs and that are secured primarily by first-lien residential mortgage loans.

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

Our MBS Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans held-for-investment at June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	June 30,		December 31,
	2017		2016
	Dollar Amount	Percentage	Dollar Amount	Percentage
Agency MBS	$3,917,054	73.87%	$3,925,193	73.91%
Non-Agency MBS	690,654	13.02	641,246	12.07
Total MBS	4,607,708	86.89	4,566,439	85.98
Residential mortgage loans held-for-investment	695,255	13.11	744,462	14.02
Total mortgage-related assets	$5,302,963	100.00%	$5,310,901	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

At June 30, 2017 and December 31, 2016, the fair value of our MBS portfolio and its allocation were approximately as follows:

	June 30,	December 31,
	2017	2016
	(dollar amounts in thousands)
Fair value of MBS	$4,607,708	$4,566,439
Adjustable-rate Agency MBS (less than 1 year reset)	32%	40%
Adjustable-rate Agency MBS (1-2 year reset)	2	2
Adjustable-rate Agency MBS (2-3 year reset)	7	6
Adjustable-rate Agency MBS (3-4 year reset)	4	6
Adjustable-rate Agency MBS (4-5 year reset)	1	1
Adjustable-rate Agency MBS (5-7 year reset)	8	9
Total Adjustable-Rate Agency MBS	54%	64%
15-year fixed-rate Agency MBS	21	19
20-year and 30-year fixed-rate Agency MBS	10	3
Non-Agency MBS	15	14
Total MBS	100%	100%

Results of Operations

Three Months Ended June 30, 2017 as Compared to June 30, 2016

For the three months ended June 30, 2017, our net income to common stockholders was $8.1 million, or $0.08 per diluted share, based on a weighted average of 100.6 million diluted shares outstanding. This included net income of $10.1 million and the payment of preferred dividends of $2.0 million. For the three months ended June 30, 2016, our net loss to common stockholders was $3.0 million, or $(0.03) per diluted share, based on a weighted average of 96.4 million diluted shares outstanding. This included a net loss of $1.4 million minus the payment of preferred dividends of $1.6 million.

Net interest income for the three months ended June 30, 2017 totaled $13.9 million, or 33.5% of gross income, as compared to $11.2 million, or 24.8% of gross income, for the three months ended June 30, 2016. Net interest income is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income, net of premium amortization expense, for the three months ended June 30, 2017 was $32.6 million, as compared to $29.0 million for the three months ended June 30, 2016, an increase of 12.6%, due primarily to an increase in the weighted average coupons on MBS, from 3.01% during the three months ended June 30, 2016 to 3.28% during the three months ended June 30, 2017, and a decrease in premium amortization expense of $7.5 million, partially offset by a decrease in the weighted average portfolio outstanding, from $4.80 billion during the three months ended June 30, 2016 to approximately $4.19 billion during the three months ended June 30, 2017, and a decrease in income on residential mortgage loans of approximately $2.1 million (due primarily to paydowns on this portfolio).

Interest expense for the three months ended June 30, 2017 was approximately $18.7 million, as compared to approximately $17.7 million for the three months ended June 30, 2016, an increase of approximately 5.6%, which resulted primarily from an increase in the weighted average interest rates, from 0.86% at June 30, 2016 to 1.26% at June 30, 2017, partially offset by a decrease in the average borrowings outstanding, from $4.15 billion at June 30, 2016 to $3.63 billion at June 30, 2017, and a decrease in interest expense on ABS of approixmatley $1.5 million (due primarily to paydowns).

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

During the three months ended June 30, 2017, premium amortization expense decreased $7.5 million, or 46%, to $8.8 million, from $16.3 million during the three months ended June 30, 2016, due primarily to higher future prepayment projections during the second quarter of 2016, resulting from the decline in interest rates at that time.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our MBS:

	2017		2016
	First	Second	First	Second
Portfolio	Quarter	Quarter	Quarter	Quarter
MBS	19%	22%	17%	19%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the three months ended June 30, 2017, we sold $27.5 million of Agency MBS and realized a net gain of approximately $176 thousand. During the three months ended June 30, 2016, we did not sell any Agency MBS. During the three months ended June 30, 2017, we had unrealized gains of $4.1 million on trading investments. We did not have any trading investments during the three months ended June 30, 2016. We had no set plan to sell any of the MBS nor were we required to do so. Asset sales during the three months ended June 30, 2017 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the three months ended June 30, 2017 and 2016, we recognized a gain (including derivative income) of approximately $1.6 million and $8.1 million, respectively, on TBA Agency MBS. During the three months ended June 30, 2017, we did not sell any of our residential mortgage loans. During the three months ended June 30, 2016, we sold approximately $27 million of our investment in residential mortgage loans and realized a net gain of approximately $33 thousand.

During the three months ended June 30, 2017, we had a loss on interest rate swaps recognized in our statements of operations of approximately $6 million, consisting primarily of $1.9 million in net cash settlements, approximately $0.5 million in AOCI amortization, and the difference of approximately $3.6 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the three months ended June 30, 2016, we had a loss on interest rate swaps recognized in our statements of operations of approximately $16.1 million, consisting primarily of $4.2 million in net cash settlements, approximately $1.6 million in AOCI amortization, and the difference of approximately $10.3 million in the change in fair value. Also during the three months ended June 30, 2017, we had a loss of approximately $14 thousand on Eurodollar Futures Contracts, as compared to a loss of approximately $1.4 million on Eurodollar Futures Contracts during the three months ended June 30, 2016. During the three months ended June 30, 2017, we earned rental income on our residential properties portfolio of approximately $451 thousand, as compared to rental income of approximately $428 thousand on our residential properties for the three months ended June 30, 2016. During the three months ended June 30, 2017, we incurred an impairment charge on Non-Agency MBS of approximately $0.9 million, as compared to no such charge during the three months ended June 30, 2016.

Total expenses were approximately $3.2 million for the three months ended June 30, 2017, as compared to approximately $3.7 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, we incurred management fees of approximately $1.9 million, which is based on a percentage of our equity (see Note 12 to the accompanying unaudited consolidated financial statements), as compared to management fees of approximately $2 million for the three months ended June 30, 2016. “Other expenses” (as detailed in Note 16 to the accompanying unaudited consolidated financial statements) decreased by approximately $375 thousand during the three months ended June 30, 2017.

Six Months Ended June 30, 2017 as Compared to June 30, 2016

For the six months ended June 30, 2017, our net income to common stockholders was $21.7 million, or $0.22 per diluted share, based on a weighted average of 100.6 million diluted shares outstanding. This included net income of $25.5 million and the payment of preferred dividends of $3.8 million. For the six months ended June 30, 2016, our net loss to common stockholders was $24.9 million, or $(0.26) per diluted share, based on a weighted average of 97 million diluted shares outstanding. This included a net loss of $21.6 million minus the payment of preferred dividends of $3.3 million.

Net interest income for the six months ended June 30, 2017 totaled $30.1 million, or 35.9% of gross income, as compared to $32.3 million, or 35.0% of gross income, for the six months ended June 30, 2016.

Interest and other income, net of premium amortization expense, for the six months ended June 30, 2017 was $66.6 million, as compared to $68.3 million for the six months ended June 30, 2016, a decrease of 2.4%, due primarily to a decrease in the weighted average portfolio outstanding, from $4.99 billion during the six months ended June 30, 2016 to approximately $4.29 billion during the six months ended June 30, 2017, and a decrease in income on residential mortgage loans of approximately $4 million (due primarily to paydowns on this portfolio), partially offset by an increase in the weighted average coupons on MBS, from 2.95% during the six months ended June 30, 2016 to 3.24% during the six months ended June 30, 2017, and a decrease in premium amortization expense of $6.6 million.

Interest expense for the six months ended June 30, 2017 was approximately $36.6 million, as compared to approximately $36.1 million for the six months ended June 30, 2016, an increase of approximately 1.4%, which resulted primarily from an increase in the weighted average interest rates, from 0.83% at June 30, 2016 to 1.17% at June 30, 2017, partially offset by a decrease in interest expense on ABS of approximately $3.0 million (due primarily to paydowns on this portfolio), and a decrease in the average borrowings outstanding, from $4.40 billion at June 30, 2016 to $3.73 billion at June 30, 2017.

During the six months ended June 30, 2017, premium amortization expense decreased $6.6 million, or 27.7%, to $17.2 million from $23.7 million during the six months ended June 30, 2016, due primarily to higher future prepayment projections during 2016 from the decline in interest rates during that period.

During the six months ended June 30, 2017, we sold approximately $35.7 million of Agency MBS and realized a net gain of approximately $108 thousand. During the six months ended June 30, 2016, we sold approximately $317 million of Agency MBS and realized a net loss of approximately $3.2 million. During the six months ended June 30, 2017, we sold our investment in the B-4 tranches on two of the securitization trusts and recorded a gain of approximately $378 thousand in residential mortgage loans. During the six months ended June 30, 2016, we sold approximately $27 million of our investment in residential mortgage loans and realized a net gain of approximately $33 thousand.

During the six months ended June 30, 2017, we recognized a gain of approximately $3.2 million on TBA Agency MBS, net of derivative income, as compared to a gain of approximately $23.4 million, net of derivative income, on TBA Agency MBS during the six months ended June 30, 2016.

During the six months ended June 30, 2017, we had a loss on interest rate swaps recognized in our statements of operations of approximately $5.5 million, consisting primarily of $4.3 million in net cash settlements, approximately $1.0 million in AOCI amortization, and the difference of approximately $0.2 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the six months ended June 30, 2016, we had a loss on interest rate swaps recognized in our statements of operations of approximately $66.3 million, consisting primarily of $11 million in net cash settlements, approximately $4.9 million in AOCI amortization, and the difference of approximately $50.4 million in the change in fair value. Also during the six months ended June 30, 2017, we had a gain of approximately $262 thousand on Eurodollar Futures Contracts, as compared to a loss of approximately $1.3 million on Eurodollar Futures Contracts during the six months ended June 30, 2016. During the six months ended June 30, 2017, we earned rental income on our residential properties portfolio of approximately $900 thousand, as compared to rental income of approximately $838 thousand on our residential properties for the six months ended June 30, 2016. During the six months ended June 30, 2017, we incurred an impairment charge on Non-Agency MBS of approximately $1.6 million, as compared to no such charge during the six months ended June 30, 2016.

Total expenses were approximately $6.5 million for the six months ended June 30, 2017, as compared to approximately $7.3 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, we incurred management fees of approximately $3.7 million, which is based on a percentage of our equity (see Note 12 to the accompanying unaudited consolidated financial statements), as compared to management fees of approximately $4 million for the six months ended June 30, 2016. “Other expenses” (as detailed in Note 16 to the accompanying unaudited consolidated financial statements) decreased by approximately $461 thousand during the six months ended June 30, 2017.

Financial Condition

MBS Portfolio

At June 30, 2017, we held Agency MBS which had an amortized cost of approximately $3.88 billion, consisting primarily of $2.42 billion of adjustable-rate MBS and $1.46 billion of fixed-rate MBS. This amount represented an approximately 0.5% decrease from the $3.9 billion held at December 31, 2016. Of the adjustable-rate Agency MBS owned by us, approximately 59% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 41% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At June 30, 2017, our Non-Agency MBS had an amortized cost of approximately $670.5 million, a fair value of approximately $690.7 million, and a contractually required principal balance of approximately $831.5 million. At December 31, 2016, our Non-Agency MBS had an amortized cost of approximately $639.7 million, a fair value of approximately $641.2 million, and a contractually required principal balance of approximately $781.2 million.

The following table presents a schedule of the fair value of our MBS owned at June 30, 2017 and December 31, 2016, classified by type of issuer (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
Fannie Mae (FNM)	$2,197,495	47.7%	$2,187,399	47.9%
Freddie Mac (FHLMC)	1,719,559	37.3	1,729,320	37.9
Ginnie Mae (GNMA)	—	—	8,474	0.2
Non-Agency MBS	690,654	15.0	641,246	14.0
Total MBS	$4,607,708	100.0%	$4,566,439	100.0%

The following table presents a schedule of the fair value of our MBS owned at June 30, 2017 and December 31, 2016, classified by type of interest rate index (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
Agency MBS:
One-month LIBOR	$615	—%	$691	—%
Six-month LIBOR	24,195	0.5	28,743	0.6
One-year LIBOR	2,345,532	51.0	2,757,092	60.4
Six-month certificate of deposit	505	—	605	—
Six-month constant maturity treasury	22	—	50	—
One-year constant maturity treasury	92,646	2.0	131,360	2.9
Cost of Funds Index	6,350	0.1	7,663	0.2
15-year fixed-rate	976,545	21.2	853,956	18.7
20-year and 30-year fixed-rate	470,644	10.2	145,033	3.2
Total Agency MBS	$3,917,054	85.0%	$3,925,193	86.0%
Non-Agency MBS	690,654	15.0	641,246	14.0
Total MBS	$4,607,708	100.0%	$4,566,439	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016 were as follows:

	June 30,	March 31,	December 31,	September 30,
	2017	2017	2016	2016
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.25%	3.11%	2.90%	2.75%
Hybrid adjustable-rate Agency MBS	2.43	2.44	2.44	2.44
15-year fixed-rate Agency MBS	2.60	2.61	2.61	2.65
20-year and 30-year fixed-rate Agency MBS	4.06	4.27	4.28	4.29
Total Agency MBS	2.94%	2.84%	2.75%	2.70%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.86%	103.07%	103.09%	102.95%
Hybrid adjustable-rate Agency MBS	102.79	102.80	102.89	102.94
15-year fixed-rate Agency MBS	102.83	102.90	102.95	102.73
20-year and 30-year fixed-rate Agency MBS	103.53	103.31	103.30	103.10
Total Agency MBS	102.87%	102.96%	103.01%	102.92%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.86%	2.76%	2.67%	2.62%

At June 30, 2017 and December 31, 2016, the unamortized net premium paid for our Agency MBS was approximately $108.2 million and $113.7 million, respectively.

At June 30, 2017, the current yield on our Agency MBS was 2.86%, as compared to the current yield of 2.67% at December 31, 2016. This increase was due primarily to an increase in the weighted average coupon. As reflected in the trend above, the weighted average coupon on our Agency MBS had increased by an average of approximately 6 basis points per quarter over the past four quarters.

For the three months ended June 30, 2017, the weighted average coupon for our total Agency MBS increased by 10 basis points from the prior quarter, due primarily to increased rates on our adjustable-rate MBS, and the acquisition of more fixed-rate MBS at higher coupons.

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

Our Non-Agency MBS were either issued before 2008 or were recently issued and collateralized by currently non-performing residential mortgage loans that were originated before 2008. The following table summarizes our Non-Agency MBS portfolio at June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

June 30, 2017

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
Prime	$45,845	$44,484	$54,635	81%	4.77%	5.89%
Alt-A	512,789	497,524	642,186	77%	5.52%	5.52%
Subprime	21,915	20,045	22,368	90%	3.88%	5.43%
Non-performing	101,470	100,507	101,307	99%	4.85%	5.64%
Agency Risk Transfer	8,635	7,982	11,000	73%	3.75%	6.42%
Total Non-Agency MBS	$690,654	$670,542	$831,496	81%	5.32%	5.57%

December 31, 2016

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
Prime	$48,917	$49,045	$60,033	82%	4.59%	5.46%
Alt-A	399,135	395,893	519,500	76%	5.40%	5.39%
Subprime	31,629	31,216	33,643	93%	4.07%	5.21%
Non-performing	153,514	155,594	157,021	99%	4.65%	5.45%
Agency Risk Transfer	8,045	7,955	11,000	72%	3.75%	6.27%
Paydowns receivable	6	—	—	—	—	—
Total Non-Agency MBS	$641,246	$639,703	$781,197	82%	5.10%	5.41%

At June 30, 2017 and December 31, 2016, the unamortized net discount on our Non-Agency MBS was approximately $161 million and $141.5 million, respectively.

Residential Mortgage Loans Held-for-Investment

At June 30, 2017, we owned approximately $9.4 million of subordinated pieces of certain securitization trusts. The underlying mortgage loans (both the subordinated classes we own and the classes senior to ours) held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts, which are the classes senior to our investment) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

MBS Financing

The following information pertains to our repurchase agreement borrowings at June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016:

	June 30,	March 31,	December 31,	September 30,
	2017	2017	2016	2016
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,460,000	$3,295,000	$3,500,000	$3,540,000
Repurchase agreements for Non-Agency MBS	442,453	470,317	411,015	400,800
Total repurchase agreements outstanding	$3,902,453	$3,765,317	$3,911,015	$3,940,800
Average repurchase agreements outstanding during the quarter	$3,979,546	$3,841,984	$3,965,371	$3,958,567
Maximum monthly amount during the quarter	$3,902,453	$3,883,728	$4,005,531	$3,960,313
Average interest rate on outstanding repurchase agreements	1.36%	1.13%	1.04%	0.85%
Average days to maturity	26 days	37 days	37 days	34 days
Average interest rate after adjusting for interest rate swaps	1.57%	1.34%	1.31%	1.16%
Weighted average maturity after adjusting for interest rate swaps	524 days	465 days	488 days	478 days

At June 30, 2017, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
Overnight	$2,265,000	1.20%	$381,779	2.66%	$2,646,779	1.41%
Less than 30 days	1,195,000	1.19	60,674	2.61	1,255,674	1.26
30 days to 90 days	—	—	—	—	—	—
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,460,000	1.20%	$442,453	2.65%	$3,902,453	1.36%
Weighted average maturity	27 days		17 days		26 days
Weighted average interest rate after adjusting for interest rate swaps					1.57%
Weighted average maturity after adjusting for interest rate swaps					524 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,690,344		$558,995		$4,249,339

At December 31, 2016, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,405,000	0.85	411,015	2.27	1,816,015	1.17
30 days to 90 days	2,095,000	0.92	—	—	2,095,000	0.92
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,500,000	0.89%	$411,015	2.27%	$3,911,015	1.04%
Weighted average maturity	39 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.31%
Weighted average maturity after adjusting for interest rate swaps					488 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,707,062		$525,169		$4,232,231

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining as paydowns on the MBS portfolio have been used to some extent to reduce the amounts of repurchase agreements outstanding.

The average interest rate on outstanding repurchase agreements after adjusting for all interest rate swaps increased from 1.31% at December 31, 2016 to 1.57% at June 30, 2017, due to the increase in repurchase agreement rates and also to the average rate on the swaps that were added during the quarter being greater than the average rate on the swaps that matured during the quarter. The weighted average term to next rate adjustment after adjusting for all interest rate swaps increased from 488 days at December 31, 2016 to 524 days at June 30, 2017 due to recently-added longer-term swaps.

Relative to our MBS portfolio at June 30, 2017, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 28 days to three months. At June 30, 2017, we had borrowed funds under repurchase agreements with 19 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS, and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2017, but there can be no assurance we will have adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements in the future.

Interest Rate Hedging Strategies

As part of our asset/liability management policy, we periodically enter into derivative transactions (primarily in the form of interest rate swaps). These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. Interest rate swaps are derivative instruments as defined by ASC 815‑10. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed-rate of interest during the term of the interest rate swaps and we receive a payment that varies with the three-month LIBOR rate.

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

The following table relates to our interest rate swaps and Eurodollar Futures Contracts at June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016:

	June 30,	March 31,	December 31,	September 30,
	2017	2017	2016	2016
Aggregate notional amount of interest rate swaps	$1.836 billion	$1.671 billion	$1.771 billion	$2.046 billion
Average maturity of interest rate swaps	3.1 years	2.8 years	2.8 years	2.5 years
Weighted average fixed-rate paid on interest rate swaps	1.67%	1.56%	1.51%	1.34%
Aggregate notional amount of Eurodollars Futures Contracts	$—	$0.55 billion	$1.25 billion	$2.35 billion

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At June 30, 2017, the net unrealized loss in AOCI on the interest rate swaps was approximately $16.6 million, as compared to a net unrealized loss of approximately $17.8 million at December 31, 2016.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At June 30, 2017, we did not have any Eurodollar Futures Contracts. At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount. The effective term of these contracts was three months. The decrease in the notional amount of Eurodollar Futures Contracts is due to these Contracts having not been renewed upon the expiration of their terms.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 8, and 14 to the accompanying unaudited consolidated financial statements.

Residential Properties Portfolio

At June 30, 2017, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.2 million. At December 31, 2016, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.3 million.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $3.9 billion at June 30, 2017. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.7 billion in Agency MBS and approximately $559 million in Non-Agency MBS. Our other significant sources of funds for the three months ended June 30, 2017 consisted of payments of principal from our MBS portfolio in the amount of approximately $327.1 million.

For the three months ended June 30, 2017, there was a net decrease in cash and cash equivalents of approximately $35.4 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended June 30, 2017 was approximately $26.8 million. This was comprised primarily of net income of approximately $10.1 million and adding back the following non-cash items: the amortization of premiums and discounts on Agency MBS of approximately $8.8 million; depreciation on rental properties of approximately $116 thousand; amortization of restricted stock of $20 thousand; an impairment charge on Non-Agency MBS of approximately $0.9 million; a loss on Eurodollar Futures Contracts of approximately $14 thousand; accretion of discount on Non-Agency MBS of approximately $0.5 million; a loss on interest rate swaps of approximately $6.0 million, offset by periodic net settlements on interest rate swaps of approximately $1.8 million; a gain on the sales of MBS of approximately $176 thousand; a gain on TBA Agency MBS, net of derivative income, of approximately $1.6 million; accretion of discount on residential mortgage loans of $27 thousand; and a gain on Agency MBS held as trading investments of approximately $4.1 million; Net cash provided by operating activities also included an increase in accrued expenses of approximately $389 thousand; an increase in interest receivable of approximately $3.1 million; an increase in accrued interest payable of approximately $3.7 million; a decrease in prepaid expense and other assets of approximately $8.5 million (of which approximately $8.2 million related to a receivable for MBS sold at March 31, 2017); and an increase in restricted cash of approximately $1.6 million;

•

Net cash used in investing activities for the three months ended June 30, 2017 was approximately $214 million, which consisted of $327.1 million from principal payments on MBS; proceeds from sales of Agency MBS of $27.5 million; and principal payments on residential mortgage loans held-for-investment of $27  thousand, partially offset by purchases of MBS of approximately $568.5 million and of residential properties of $58 thousand; and

•

Net cash provided by financing activities for the three months ended June 30, 2017 was approximately $151.8 million. This consisted of borrowings on repurchase agreements of approximately $5.748 billion, offset by repayments on repurchase agreements of approximately $5.611 billion; common stock issued of approximately $0.3 million; proceeds from Series C Preferred Stock issued of approximately $22.1 million;  and net settlements on TBA Agency MBS of approximately $8.4 million, partially offset by dividends paid of approximately $14.3 million on common stock and dividends paid of approximately $1.8 million on preferred stock.

At June 30, 2017, our leverage (excluding the asset-backed securities issued by securitization trusts) on capital (including all preferred stock and junior subordinated notes) decreased from 5.65x at December 31, 2016 to 5.34x at June 30, 2017. The decrease in our leverage was due primarily to a decrease in repurchase agreements outstanding, from $3.91 billion at December 31, 2016 to $3.90 billion at June 30, 2017, and an increase in stockholders’ equity, from $631.1 million at December 31, 2016 to $677.6 million at June 30, 2017.

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

During the three months ended June 30, 2017, we raised approximately $310 thousand in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

On January 27, 2015, we completed a public offering of 300,000 shares of our Series C Preferred Stock at a public offering price of $24.50 per share and received net proceeds of approximately $7 million. The shares were sold pursuant to the Company’s effective shelf registration statement on Form S‑3.The Series C Preferred Stock has no maturity date and is not subject to any sinking fund or mandatory redemption. On or after January 27, 2020, we may, at our option, redeem the Series C Preferred Stock for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, to the redemption date.

On August 10, 2016, we entered into an At Market Issuance Sales Agreement (which we refer to as the “FBR Sales Agreement”) with FBR Capital Markets & Co. (which we refer to as “FBR”), pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended June 30, 2017, we sold an aggregate of 896,645 shares of our Series C Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $22.1 million. At June 30, 2017, there was approximately $168.3 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended June 30, 2017, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended June 30, 2017, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016.

Stockholders’ Equity

We use available-for-sale treatment for the majority of our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2017 was approximately $677.6 million. Common stockholders’ equity was approximately $589.3 million, or a book value of $6.04 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $22.3 million, or 0.58% of the amortized cost of our Agency MBS, at June 30, 2017. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $16.6 million, and “Accumulated other comprehensive income, unrealized gain on available-for-sale Non-Agency MBS” of approximately $19.9 million, constitute the total “Accumulated other comprehensive income” of approximately $25.6 million.

Non-GAAP Financial Measures

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: Core Earnings (including per common share), total interest income, and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles the Company’s net income to common stockholders for the three months ended June 30, 2017 to “Core Earnings” for the same period. Core Earnings represents net income to common stockholders (which is the nearest comparable GAAP measure) adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three months ended June 30, 2017 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

The Company’s management believes that:

•	these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that the Company uses in its financial and operational decision-making process;

•

the inclusion of paydown expense on Agency MBS is more indicative of the current earnings potential of the Company’s investment portfolio, as it reflects the actual principal paydowns which occurred during the period. Paydown expense on Agency MBS is not dependent on future assumptions on prepayments or the cumulative effect from prior periods of any current changes to those assumptions, as is the case with the GAAP measure, “Premium amortization on Agency MBS”;

•	the adjustment for an impairment charge on Non-Agency MBS is more reflective of current Core Earnings, as this charge represents future loss expectations;

•

the exclusion of the dividend  paid  on the Series C Preferred stock issued during the second quarter 2017 is more reflective of current Core earnings and consequently, more meaningful to the comparability of results with prior quarters. The dividend on the Series C preferred stock is paid to all shares outstanding as of the record date regardless of when the shares were issued during the quarter and is included in the determination of net income to common stockholders for the quarter while the earnings from the funds raised from the issuance of these shares will not be fully recognized until future quarters; and

•

the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies.

These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the quarter ended June 30, 2017.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended
	June 30, 2017
	Amount	Per Share
	(in thousands)
Net income to common stockholders	$8,072	$0.08
Adjustments to derive core earnings:
Gain on sales of MBS	(176)	—
Impairment charge on Non-Agency MBS(1)	905	0.01
Unrealized gain on Agency MBS held as trading investments	(4,101)	(0.04)
Loss on interest rate swaps	5,960	0.06
Gain on derivatives-TBA Agency MBS, net	(1,552)	(0.01)
Loss on derivatives-Eurodollar Futures Contracts	14	—
Recovery on Non-Agency MBS	(1)	—
Amortization of other comprehensive income on de-designated interest rate swaps(2)	114	—
Periodic net settlement on interest rate swaps after de-designation(3)	(1,865)	(0.02)
Gain from expiration of Eurodollar Futures Contracts	390	0.01
Dollar roll income on TBA Agency MBS(4)	2,645	0.03
Premium amortization on Agency MBS	8,811	0.09
Paydown expense(5)	(7,366)	(0.08)
Dividend on Series C Preferred Stock issued in the second quarter(6)	268	—
Core earnings	$12,118	$0.13
Basic weighted average number of shares outstanding	95,696

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

(5)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.
(6)	The amount of the dividend exclusion was adjusted from the time we issued the shares to the end of the quarter.

Effective Net Interest Rate Spread

	Three Months Ended
	June 30, 2017
		Annualized
	Amount	Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$32,600	2.66%
Income-rental properties	451	0.03
Dollar roll income on TBA Agency MBS(1)	2,645	0.22
Premium amortization on Agency MBS	8,811	0.72
Paydown expense on Agency MBS(2)	(7,366)	(0.60)
Total interest and other income and average asset yield, including TBA dollar roll income	$37,141	3.03%
Effective Cost of Funds:
Total interest expense	$18,714	1.67%
Periodic net settlement on interest rate Swaps after de-designation(3)	1,865	0.17
Amortization of other comprehensive income on de-designated Swaps(4)	114	—
Gain from expiration of Eurodollar Futures Contracts	(390)	(0.03)
Effective total interest expense and effective cost of funds	$20,303	1.81%
Effective net interest rate spread		1.22%
Average earning assets	$4,909,323
Average borrowings	$4,478,511

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

Interest income on our Agency MBS is accrued based on the actual coupon rate and the outstanding principal amounts of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on ASC 320‑10.

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

For a majority of the Non-Agency MBS purchased at a discount, these are accounted for under ASC 310‑30, “Loans and Debt Securities Acquired with Credit Deterioration” (ASC 310‑30). A debt security accounted for under ASC 310‑30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents the market yield adjustment, which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual principal over the cash flows expected at its origination is considered to be non-accretable yield. We must periodically reassess the expected cash flows of loans accounted for under ASC 310‑30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in AOCI. The determination as to whether impairment and market yield adjustment exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and market yield adjustment constitutes a material estimate that is susceptible to significant change.

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2017 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from AOCI to current-period income (loss). For more detail on the fair value of our Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses, and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2017 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from AOCI to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

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

In accordance with ASC 815‑10, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by ASC 815‑10.

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

After August 22, 2014, when we discontinued hedge accounting, the gain or loss on the derivative remained in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting was discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At June 30, 2017, none of our derivative instruments were designated as hedges.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements, the date adoption is required and the impact on our consolidated financial statements is contained in Note 1 to the accompanying unaudited consolidated financial statements.

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

Actions of the Federal Reserve

At its July 2017 meeting, the Fed Open Market Committee of the Federal Reserve (which we refer to as the “FOMC”) increased the Fed Funds rate by 25 basis points, bringing it up to 1.25%, based upon an updated forecast that showed steady growth in the economy and employment. The FOMC stated that it would want to see inflation closer to their 2% target before considering future rate increases. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations, and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations, and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In May 2017, Congress passed a $1.1 trillion spending bill that will fund U.S. government operations through September 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity, and valuation of securities in general and also on the securities in our portfolio.

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

Subsequent Events

Effective July 3, 2017, the conversion rate of our Series B Preferred Stock increased from 4.8469 shares of our common stock to 4.8804 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on June 15, 2017.

From July 3, 2017 through August 3, 2017, we issued 53,377 shares of common stock at a weighted average price of $5.92 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $316 thousand.

From July 3, 2017 through August 3, 2017, we issued an aggregate of 75,422 shares of Series C Preferred Stock at a weighted average price of $25.09 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $1.87 million.

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

Interest Rate Risk

We primarily invest in adjustable-rate, hybrid adjustable-rate, and fixed-rate mortgage assets. Hybrid mortgages are ARMs that have a fixed interest rate for an initial period of time (typically one to ten years) and then convert to an adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At June 30, 2017, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$976,545	21.2%	$—	—%
20-year and 30-year fixed-rate investments	470,644	10.2	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	234,697	5.1	3,460,000	88.7
Greater than 3 months and less than 1 year	1,241,995	27.0	—	—
Greater than 1 year and less than 2 years	78,601	1.7	—	—
Greater than 2 years and less than 3 years	308,193	6.7	—	—
Greater than 3 years and less than 4 years	199,733	4.3	—	—
Greater than 4 years and less than 5 years	35,057	0.8	—	—
Greater than 5 years and less than 7 years	371,589	8.1	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	35,205	0.8	442,453	11.3
Hybrid MBS	26,422	0.6	—	—
Fixed-rate MBS	629,027	13.7	—	—
Total MBS Portfolio	$4,607,708	100.0%	$3,902,453	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

At December 31, 2016, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$853,956	18.7%	$—	—%
20-year and 30-year fixed-rate investments	145,033	3.2	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	709,722	15.6	3,500,000	89.5
Greater than 3 months and less than 1 year	1,105,898	24.2	—	—
Greater than 1 year and less than 2 years	82,713	1.8	—	—
Greater than 2 years and less than 3 years	265,713	5.8	—	—
Greater than 3 years and less than 4 years	275,184	6.0	—	—
Greater than 4 years and less than 5 years	45,297	1.0	—	—
Greater than 5 years and less than 7 years	441,677	9.7	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	36,254	0.8	411,015	10.5
Hybrid MBS	29,045	0.6	—	—
Fixed-rate MBS	575,947	12.6	—	—
Total MBS Portfolio	$4,566,439	100.0%	$3,911,015	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.

(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

Market Risk

Market Value Risk

The majority of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At June 30, 2017, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $42.2 million from a positive adjustment (other comprehensive income) at December 31, 2016 of approximately $26.4 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2017, our Agency MBS had a weighted average term to next rate adjustment of approximately 23 months while our borrowings had a weighted average term to next rate adjustment of 26 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 524 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In May 2017, Congress passed a $1.1 trillion spending bill that will fund U.S. government operations through September 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At June 30, 2017, we had unrestricted cash of approximately $16.6 million, $227 million in unpledged Agency MBS, and $132 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at June 30, 2017 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swap agreements.

	Percentage Change in	Percentage Change In
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
-2%	-37%	0.4%
-1%	3%	0.6%
0%	0%	0%
1%	-29%	-1.3%
2%	-60%	-3.6%

The information presented in the table below projects the impact of the same instantaneous parallel shifts in interest rates on our annual projected net interest income and projected MBS portfolio value compared to the base case used in the table above and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of June 30, 2017, the aggregate notional amount of our interest rate swap agreements was $1.84 billion and the weighted average maturity was 3.1 years.

	Percentage Change in	Percentage Change In
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
-2%	12%	2.4%
-1%	44%	1.7%
0%	0%	0%
1%	-47%	-2.3%
2%	-107%	-5.7%

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness in design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A.   Risk Factors.

There have been no material changes during the last quarter with regard to the risk factors described in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the quarter ended June 30, 2017. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 13, 2017 as DEF 14A.

Item 6.      Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
1.1

At Market Issuance Sales Agreement, dated August 10, 2016, among Anworth, Anworth Management LLC and FBR Capital Markets & Co. (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on August 10, 2016)

3.1

Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S‑11, Registration No. 333‑38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

3.2

Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on May 14, 2003)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on May 28, 2008)

3.4	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 13, 2009)

3.5	Amendment of Bylaws of the Company (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on April 1, 2014)

3.6	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on November 3, 2004)

3.7	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 21, 2005)

3.8	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 30, 2007)

3.9	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on May 21, 2007)

3.10	Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (incorporated by reference from our Registration Statement on Form 8‑A filed with the SEC on January 23, 2015)

3.11	Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 6, 2015)

4.1

Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S‑11, Registration No. 333‑38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 30,2007)

Exhibit Number	Description

4.4	Specimen Series C Cumulative Redeemable Preferred Stock Certificate (incorporated by reference from our Registration Statement on Form 8‑A filed with the SEC on January 23, 2015)

4.5

Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

4.6

Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

4.7	Specimen Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

4.8	Junior Subordinated Indenture dated as of March 15, 2005 between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

10.1*	2014 Equity Compensation Plan (incorporated by reference from our Registration Statement on Form S‑8 filed with the SEC on August 5, 2014)

10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*

2015 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form  S‑3, Registration No. 333‑202739, which became effective under the Securities Act of 1933, as amended, on March 25, 2015)

10.4

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

10.5

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown, and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10‑K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.6*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 3, 2012)

10.7

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on August 20, 2010)

10.8

Management Agreement dated as of December 31, 2011 by and between Anworth and Anworth Management LLC (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 3, 2012)

Exhibit Number	Description
10.9

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a‑14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a‑14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Extension Calculation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

101	XBRL Taxonomy Extension Labels Linkbase Document

101	XBRL Taxonomy Extension Presentation Linkbase Document

*Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 4, 2017	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board and Chief Executive Officer
(Chief Executive Officer)

Dated: August 4, 2017	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)