Form 10-Q
period 2017-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2017-11-06
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

At November 3, 2017, the registrant had 98,110,603 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
		(audited)
ASSETS
Agency MBS at fair value (including $4,055,409 and $3,707,062 pledged to counterparties at September 30, 2017 and December 31, 2016, respectively)	$4,280,534	$3,925,193
Non-Agency MBS at fair value (including $618,259 and $525,169 pledged to counterparties at September 30, 2017 and December 31, 2016, respectively)	728,075	641,246
Residential mortgage loans held-for-investment(1)	667,880	744,462
Residential real estate	14,185	14,262
Cash and cash equivalents	6,756	31,031
Restricted cash	22,884	12,390
Interest and dividends receivable	18,007	16,203
Derivative instruments at fair value	13,377	8,192
Receivables for MBS sold	25,727	—
Prepaid expenses and other	6,362	2,797
Total Assets	$5,783,787	$5,395,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$12,690	$11,850
Repurchase agreements	4,342,848	3,911,015
Asset-backed securities issued by securitization trusts(1)	658,513	728,683
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	3,007	34,302
Dividends payable on preferred stock	2,115	1,660
Dividends payable on common stock	14,677	14,358
Payables for MBS purchased	9,124	—
Accrued expenses and other	3,265	1,506
Total Liabilities	$5,083,619	$4,740,754
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($16,163 and $25,241, respectively); 647 and 1,010 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$15,440	$23,924
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($45,091 and $12,146, respectively); 1,804 and 486 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	43,815	11,321
Common Stock: par value $0.01 per share; authorized 200,000 shares, 97,844 shares issued and outstanding at September 30, 2017 and 95,718 shares issued and outstanding at December 31, 2016, respectively	978	957
Additional paid-in capital	978,588	966,714
Accumulated other comprehensive income consisting of unrealized gains and losses	29,256	8,648
Accumulated deficit	(414,446)	(403,079)
Total Stockholders’ Equity	$684,728	$631,098
Total Liabilities and Stockholders’ Equity	$5,783,787	$5,395,776

(1)

The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At September 30, 2017 and December 31, 2016, total assets of the consolidated VIEs were $670 million and $747 million (including accrued interest receivable of $2.2 million and $2.5 million), respectively, and total liabilities were $661 million and $731 million (including accrued interest payable of $2.2 million and $2.4 million), respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and other income:
Interest-Agency MBS	$19,892	$18,494	$52,765	$49,948
Interest-Non-Agency MBS	9,352	8,766	28,659	27,185
Interest-residential mortgage loans	6,795	8,359	21,205	26,783
Other interest income	25	11	83	35
	36,064	35,630	102,712	103,951
Interest Expense:
Interest expense on repurchase agreements	15,242	8,615	37,073	26,973
Interest expense on asset-backed securities	6,626	7,918	20,593	24,932
Interest expense on junior subordinated notes	417	360	1,203	1,060
	22,285	16,893	58,869	52,965
Net interest income	13,779	18,737	43,843	50,986
Operating Expenses:
Management fee to related party	(1,936)	(1,943)	(5,634)	(5,956)
General and administrative expenses	(1,438)	(1,493)	(4,234)	(4,751)
Total operating expenses	(3,374)	(3,436)	(9,868)	(10,707)
Other income (loss):
Income-rental properties	397	424	1,297	1,263
(Loss) gain on sales of MBS	(2,276)	1,206	(2,168)	(2,032)
Impairment charge on Non-Agency MBS	(762)	—	(2,399)	—
Unrealized gain on Agency MBS held as trading investments	5,849	1,148	10,071	1,148
Gain on sales of residential mortgage loans held-for-investment	—	716	378	749
(Loss) gain on derivatives, net	(945)	9,493	(2,989)	(34,737)
Recovery on Non-Agency MBS	1	1	2	3
Total other income (loss)	2,264	12,988	4,192	(33,606)
Net income	$12,669	$28,289	$38,167	$6,673
Dividends on preferred stock	(2,115)	(1,651)	(5,895)	(4,923)
Net income to common stockholders	$10,554	$26,638	$32,272	$1,750
Basic earnings per common share	$0.11	$0.28	$0.34	$0.02
Diluted earnings per common share	$0.11	$0.27	$0.33	$0.02
Basic weighted average number of shares outstanding	97,547	95,881	96,323	96,644
Diluted weighted average number of shares outstanding	100,702	100,590	99,998	96,644

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$12,669	$28,289	$38,167	$6,673
Available-for-sale Agency MBS, fair value adjustment	(6,352)	(3,955)	(8,763)	33,511
Reclassification adjustment for loss (gain) on sales of Agency MBS included in net income	2,341	(1,206)	2,233	2,032
Available-for-sale Non-Agency MBS, fair value adjustment	7,114	10,225	25,447	(5,156)
Reclassification adjustment for (gain) on sales of Non-Agency MBS included in net income	(65)	—	(65)	—
Unrealized gains on swap agreements	395	784	1,385	5,718
Reclassification adjustment for interest expense on swap agreements included in net income	183	87	371	395
Other comprehensive income	3,616	5,935	20,608	36,500
Comprehensive income	$16,285	$34,224	$58,775	$43,173

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

									Accum.	Accum.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Other Comp.	Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Income Gain	Comp. Income-
	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2016	1,919	486	95,718	$46,537	$11,321	$957	$966,714	$24,869	1,536	$(17,757)	$(403,079)	$631,098
Issuance of stock		197	61		4,854	1	320					5,175
Cancellation of common stock			(197)			(2)	2					—
Other comprehensive income, fair value adjustments and reclassifications								2,403	9,514	614		12,531
Net income											15,401	15,401
Amortization of restricted stock							20					20
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.396025 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(253)	(253)
Dividend declared - $0.15 per common share											(14,337)	(14,337)
Balance, March 31, 2017	1,919	683	95,582	$46,537	$16,175	$956	$967,056	$27,272	11,050	$(17,143)	$(403,697)	$648,206
Issuance of stock		897	53		22,065	1	307					22,373
Conversions of Series B Preferred Stock			1,863			18	9,099					9,117
Other comprehensive income, fair value adjustments and reclassifications								(4,922)	8,819	564		4,461
Net income											10,097	10,097
Amortization of restricted stock							20					20
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(244)	(244)
Dividend declared - $0.4765625 per Series C preferred share											(751)	(751)
Dividend declared - $0.15 per common share											(14,624)	(14,624)
Balance, June 30, 2017	1,919	1,580	97,498	$46,537	$38,240	$975	$976,482	$22,350	19,869	$(16,579)	$(410,254)	$677,620
Issuance of stock		224	339		5,575	3	2,051					7,629
Conversions of Series B Preferred Stock			7				34					34
Other comprehensive income, fair value adjustments and reclassifications								(4,011)	7,049	578		3,616
Net income											12,669	12,669
Amortization of restricted stock							21					21
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(244)	(244)
Dividend declared - $0.4765625 per Series C preferred share											(905)	(905)
Dividend declared - $0.15 per common share											(14,677)	(14,677)
Balance, September 30, 2017	1,919	1,804	97,844	$46,537	$43,815	$978	$978,588	$18,339	26,918	$(16,001)	$(414,446)	$684,728

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Activities:
Net income	$12,669	$28,289	$38,167	$6,673
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premium (Agency MBS)	8,933	7,078	26,112	30,829
Amortization/accretion of market yield adjustments (Non-Agency MBS)	1,043	207	2,044	(182)
Accretion of discount (residential mortgage loans)	(27)	(87)	(122)	(307)
Depreciation on rental properties	117	113	347	338
Loss (gain) on sales of MBS	2,276	(1,206)	2,168	2,032
Impairment charge on Non-Agency MBS	762	—	2,399	—
Unrealized (gain) on Agency MBS held as trading investments	(5,849)	(1,148)	(10,071)	(1,148)
(Gain) on sales of residential mortgage loans	—	(716)	(378)	(749)
Amortization of restricted stock	21	79	62	237
Recovery on Non-Agency MBS	(1)	(1)	(2)	(3)
Periodic net settlements on interest rate swaps, net of amortization	(1,176)	(3,355)	(5,273)	(14,032)
(Gain) loss on interest rate swaps, net	(1,530)	(8,141)	3,957	58,167
Loss (gain) on derivatives, net of derivative income - TBA Agency MBS	2,475	(3,412)	(706)	(26,826)
Loss (gain) on derivatives - Eurodollar Futures Contracts	—	2,060	(262)	3,396
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,091)	(2,217)	(1,680)	909
(Increase) decrease in prepaid expenses and other	(28,259)	(86,327)	(28,572)	(88,173)
(Increase) decrease in restricted cash	(12,096)	6,733	(10,232)	16,407
Increase in accrued interest payable	5,055	261	4,984	264
Increase (decrease) in accrued expenses	1,329	(581)	1,581	367
Net cash (used in) provided by operating activities	$(15,349)	$(62,371)	$24,523	$(11,801)
Investing Activities:
MBS Portfolios:
Proceeds from sales	$701,220	$88,286	$736,900	$402,415
Purchases	(1,392,116)	(190,705)	(2,076,082)	(210,540)
Principal payments	294,043	296,040	901,564	820,382
Residential mortgage loans held-for-investment:
Proceeds from sales	—	11,716	6,806	38,369
Principal payments	27	122	106	598
Residential properties purchases	(116)	(91)	(271)	(264)
Net cash (used in) provided by investing activities	$(396,942)	$205,368	$(430,977)	$1,050,960
Financing Activities:
Borrowings from repurchase agreements	$7,809,746	$5,968,736	$19,010,953	$20,625,764
Repayments on repurchase agreements	(7,369,351)	(6,103,381)	(18,579,120)	(21,600,492)
Proceeds from ABS issued by securitization trusts	—	60,466	—	150,220
Prior payments of ABS issued by securitization trusts	—	(60,466)	—	(150,220)
Net settlements of TBA Agency MBS Contracts	(2,279)	5,544	(9,391)	25,430
Settlements on terminated interest rate swaps	(27,350)	(1,299)	(27,350)	(16,055)
Proceeds from common stock issued (common stock repurchased), net	2,054	(1,342)	2,684	(14,585)
Proceeds on preferred stock issued	6,244	834	33,163	834
Preferred stock dividends paid	(2,025)	(1,636)	(5,440)	(4,907)
Common stock dividends paid	(14,625)	(14,403)	(43,320)	(43,805)
Net cash provided by (used in) financing activities	$402,414	$(146,947)	$382,179	$(1,027,816)
Net (decrease) increase in cash and cash equivalents	(9,877)	(3,950)	(24,275)	11,343
Cash and cash equivalents at beginning of period	16,633	21,047	31,031	5,754
Cash and cash equivalents at end of period	$6,756	$17,097	$6,756	$17,097
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,612	$15,147	$42,506	$47,732
Common stock repurchased	$—	$1,651	$—	$15,177
Change in payable for MBS purchased	$8,784	$137,550	$9,124	$141,376

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

As used in this Quarterly Report on Form 10‑Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance, and manage a leveraged portfolio of residential mortgage-backed securities (which we refer to as “MBS”) and residential mortgage loans, which presently include the following types of investments:

•

Agency mortgage-backed securities (which we refer to as “Agency MBS”), which include residential mortgage pass-through certificates and collateralized mortgage obligations (which we refer to as “CMOs”), which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by the U.S. government, such as Ginnie Mae, or by a government-sponsored enterprise (which we refer to as “GSE”), such as the Federal National Mortgage Association (which we refer to as “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (which we refer to as “Freddie Mac”).

•

Non-agency mortgage-backed securities (which we refer to as “Non-Agency MBS”), which are securities issued by companies that are not guaranteed by GSEs and that are secured primarily by first-lien residential mortgage loans.

•

Residential mortgage loans through consolidated securitization trusts. We finance residential mortgage loans through asset-backed securities (which we refer to as “ABS”) issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Mortgage-Backed Securities

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government or by GSEs. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually one to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. A portion of our portfolio consists of Non-Agency MBS. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

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

The following tables show the gross unrealized losses and fair value of those individual securities in our MBS portfolio that are in a continuous unrealized loss position at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time:

September 30, 2017

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	93	$1,211,783	$(7,725)	149	$424,619	$(6,519)	242	$1,636,402	$(14,244)
Non-Agency MBS	6	$49,205	$(185)	17	$95,065	$(4,123)	23	$144,270	$(4,308)

December 31, 2016

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	Of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	120	$978,041	$(12,961)	261	$472,090	$(8,556)	381	$1,450,131	$(21,517)
Non-Agency MBS	30	$163,741	$(5,911)	36	$206,516	$(4,551)	66	$370,257	$(10,462)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or by GSEs. Since September 2008, the GSEs have been in the conservatorship of the U.S. government. At September 30, 2017, we did not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2017. At September 30, 2017, there was approximately $6.0 million in unrealized losses on Trading Agency MBS that was not included in the table above, as this is recognized on our statements of operations. At December 31, 2016, there was approximately $13.8 million in unrealized losses on Trading Agency MBS that was not included in the table above, as they were previously recognized on our statements of operations.

The unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. During the three months ended September 30, 2017, there were 4 bonds that were impaired for a total of approximately $762 thousand, as the cash flow projections were less favorable than previously forecasted. On the remainder of the Non-Agency bonds, at September 30, 2017, we did not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of these Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2017.

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

Derivative Financial Instruments

Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We actively monitor changes in interest rate exposures and evaluate various opportunities to mitigate this risk. Our objective is to limit the impact of interest rate changes on earnings and cash flows. The principal instruments we use to achieve this are interest rate swap agreements (which we refer to as “interest rate swaps”). Interest rate swaps effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swaps, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the

London Interbank Offered Rate (which we refer to as “LIBOR”). The notional amounts are not exchanged. We do not issue nor hold the interest rate swaps for speculative purposes.

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

Credit Risk

At September 30, 2017, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2017 relative to any tax positions taken prior to January 1, 2017. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at September 30, 2017. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2012 and 2011, respectively.

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

The computation of EPS for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Net Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the three months ended September 30, 2017
Basic EPS	$10,554	97,547	$0.11
Effect of dilutive securities	244	3,155	—
Diluted EPS	$10,798	100,702	$0.11
For the three months ended September 30, 2016
Basic EPS	$26,638	95,881	$0.28
Effect of dilutive securities	394	4,709	(0.01)
Diluted EPS	$27,032	100,590	$0.27

	Net Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the nine months ended September 30, 2017
Basic EPS	$32,272	96,323	$0.34
Effect of dilutive securities	883	3,675	(0.01)
Diluted EPS	$33,155	99,998	$0.33
For the nine months ended September 30, 2016
Basic EPS	$1,750	96,644	$0.02
Effect of dilutive securities	—	—	—
Diluted EPS	$1,750	96,644	$0.02

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

On February 25, 2016, the FASB issued ASU 2016‑2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes, and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will become effective for public entities beginning with the quarter ending March 31, 2019 and we intend to adopt it at that time. We do not believe that this ASU will have a material impact on our financial statements, as we do not have any finance leases and our only operating lease is for the sublease of our headquarters. Also, with respect to the small portion of our business in which we are a lessor of rental properties, this ASU is not applicable to this portion of our business, as all of our leases are for less than one year.

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

In May 2017, the FASB issued ASU 2017‑09, “Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting.” The FASB is issuing this ASU to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity should account for the effects of a modification in accordance with Topic 718 unless all of the following are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU will become effective for entities beginning with the quarter ending March 31, 2018. We do not believe this ASU will have a material impact on our financial statements.

In July 2017, the FASB issued ASU 2017-11, “Accounting for Certain Financial Instruments with Down Round Features.” A down round feature is a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. This ASU requires companies to disregard the down round features when assessing whether the instrument is indexed to its own stock for determining liability or equity classification. Companies that provide earnings per share (“EPS”) data will adjust their basic EPS calculation for the effect of the feature when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. This ASU will become effective for all public entities beginning with the quarter ending March 31, 2019. We do not believe that this ASU will have a material impact on our financial statements.

On August 28, 2017, the FASB issued ASU 2017-12. “Derivatives and Hedging (Topic 815), Targeted Improvement to Accounting for Hedging Activities.” The amendments in this ASU are intended to more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. Additionally, by aligning the timing and recognition of hedge results with the earnings effects of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements.  This ASU will become effective for public entities beginning with the quarter ending March 31, 2019. As the Company no longer uses hedge accounting, we do not believe that this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps. The following represents the Company’s restricted cash balances at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(in thousands)
Restricted cash - swap margin calls	$22,884	$12,390

NOTE 3. MORTGAGE-BACKED SECURITIES

The following tables summarize our Agency MBS and Non-Agency MBS at September 30, 2017 and December 31, 2016, which are carried at their fair value:

September 30, 2017

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$1,510,694	$2,737,830	$4,248,524	$701,157	$4,949,681
Paydowns receivable(1)(2)	16,962	—	16,962	—	16,962
Unrealized gains	8,625	26,630	35,255	31,226	66,481
Unrealized losses	(10,287)	(9,920)	(20,207)	(4,308)	(24,515)
Fair value	$1,525,994	$2,754,540	$4,280,534	$728,075	$5,008,609

(1)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Paydowns receivable on Non-Agency MBS represent when the Company receives notice of prepayments but does not receive the actual cash until the following month.

				20-Year
				and
			15-Year	30-Year	Total	Non‑Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate(1)	Fixed-Rate(1)	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$1,351,292	$912,401	$1,320,907	$663,924	$4,248,524	$701,157	$4,949,681
Paydowns receivable(2)	8,804	27	4,201	3,930	16,962	—	16,962
Unrealized gains	26,469	1,472	3,427	3,887	35,255	31,226	66,481
Unrealized losses	(1,515)	(7,887)	(8,937)	(1,868)	(20,207)	(4,308)	(24,515)
Fair value	$1,385,050	$906,013	$1,319,598	$669,873	$4,280,534	$728,075	$5,008,609

(1)	Included in the fair value of the fixed-rate Agency MBS was approximately $937.4 million held as trading investments.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended September 30, 2017, we sold approximately $680 million of Agency MBS and realized gross gains of approximately $1.9 million and gross losses of approximately $4.2 million. During the nine months ended September 30, 2017, we sold approximately $716 million of Agency MBS and realized gross gains of approximately $2.1 million and realized gross losses of approximately $4.3 million. During the three months ended September 30, 2016, we sold approximately $87 million of Agency MBS and recognized gross gains of approximately $1.2 million. During the nine months ended September 30, 2016, we sold approximately $404 million of Agency MBS and realized gross losses of approximately $3.4 million and realized gross gains of approximately $1.4 million. During the three months ended September 30, 2017, we sold approximately $21.3 million of Non-Agency MBS and realized gross gains of approximately $65 thousand. During the nine months ended September 30, 2017, we sold approximately $21.3 million of Non-Agency MBS and realized gross gains of approximately $65 thousand. We did not sell any Non-Agency MBS during the three or nine months ended September 30, 2016.

During the three months ended September 30, 2017, we had gross unrealized gains on trading investments of $5.8 million. During the nine months ended September 30, 2017, we had gross unrealized gains on trading investments of $10.1 million. During the three and nine months ended September 30, 2016, we had gross unrealized gains on trading investments of approximately $1.1 million and $1.1 million, respectively.

December 31, 2016

				Total	Non-Agency	Total
By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Agency MBS	MBS	MBS
	(in thousands)
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
	(in thousands)
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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected, and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the three and nine months ended September 30, 2017 and cumulatively at September 30, 2017 and December 31, 2016:

	Change During the	Change During the
	Three Months Ended	Nine Months Ended	At	At
	September 30,	September 30,	September 30,	December 31,
	2017	2017	2017	2016
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$81,492	$198,305	$797,584	$599,279
Contractual principal not expected to be collected (non-accretable yield)	(41,505)	(107,379)	(330,670)	(223,291)
Expected cash flows to be collected	39,987	90,926	466,914	375,988
Market yield adjustment	16,754	62,574	146,151	83,577
Unrealized gain, net	7,070	21,231	24,831	3,600
Fair value	63,811	174,731	637,896	463,165
Fair value of other Non-Agency MBS (without credit deterioration)	(26,390)	(87,902)	90,179	178,081
Total fair value of Non-Agency MBS	$37,421	$86,829	$728,075	$641,246

The following table presents the change for the three and nine months ended September 30, 2017 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017		2017
	Market Yield	Non-	Market Yield	Non-
	Adjustment	Accretable	Adjustment	Accretable
	(in thousands)
Balance, beginning of period	$129,397	$(289,165)	$83,577	$(223,291)
Accretion of discount	(2,694)	10	(4,939)	10
Purchases	19,448	(47,485)	67,513	(122,960)
Realized credit losses, net of recoveries	—	6,732	—	17,970
Impairment charge	—	(762)	—	(2,399)
Balance, end of period	$146,151	$(330,670)	$146,151	$(330,670)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of September 30, 2017 and December 31, 2016.

	September 30,	December 31,
	2017	2016
	(in thousands)
Residential mortgage loans held-for-investment	$667,880	$744,462
Accrued interest receivable	2,195	2,468
Total assets	$670,075	$746,930
Accrued interest payable	$2,186	$2,399
Asset-backed securities issued by securitization trusts	658,513	728,683
Total liabilities	$660,699	$731,082

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended September 30, 2017.

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

The following table details the carrying value for residential mortgage loans held-for-investment at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(in thousands)
Principal balance	$662,164	$736,788
Unamortized premium, net of discount	5,919	7,877
Allowance for loan losses	(203)	(203)
Carrying value	$667,880	$744,462

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment at September 30, 2017 and December 31, 2016:

	Three Months Ended	For the Year Ended
	September 30,	December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$695,255	$969,172
Deductions during period:
Collections of principal	(26,755)	(221,615)
Amortization of premium	(620)	(3,095)
Balance at end of period	$667,880	$744,462

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	965	1,052
Current principal balance	$662,164	$736,788
Average loan balance	$686	$700
Net weighted average coupon rate	3.85%	3.86%
Weighted average maturity (years)	26.5	27.3
Weighted average FICO score	762	764
Current Performance:
Current	$657,917	$735,487
30 days delinquent	3,435	1,301
60 days delinquent	—	—
90+ days delinquent	812	—
Bankruptcy/foreclosure	—	—
Total	$662,164	$736,788

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at September 30, 2017 and December 31, 2016 based on principal balance outstanding:

	September 30,	December 31,
State	2017	2016
	(percentage)
California	44.1%	42.9%
Florida	6.4	8.4
Other states (none greater than 5%)	49.5	48.7
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2017 and for the year ended December 31, 2016:

	For the Three Months	For the Year Ended
	Ended	Ended
	September 30,	December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$203	$203
Provision for loan losses	—	—
Charge-offs, net	—	—
Balance at end of period	$203	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $658.5 million at September 30, 2017 and $728.7 million at December 31, 2016. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At September 30, 2017, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.2 million. At December 31, 2016, we owned 88 properties at a net cost of approximately $14.3 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Other expense” and the details are included in Note 16.

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

At September 30, 2017 and December 31, 2016, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

September 30, 2017

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	2,010,000	1.32	477,848	2.68	2,487,848	1.58
30 days to 90 days	1,855,000	1.32	—	—	1,855,000	1.32
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,865,000	1.32%	$477,848	2.68%	$4,342,848	1.47%
Weighted average maturity	31 days		13 days		29 days
Weighted average interest rate after adjusting for interest rate swaps					1.57%
Weighted average maturity after adjusting for interest rate swaps					603 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,055,409		$618,259		$4,673,668

December 31, 2016

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,405,000	0.85	411,015	2.27	1,816,015	1.17
30 days to 90 days	2,095,000	0.92	—	—	2,095,000	0.92
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,500,000	0.89%	$411,015	2.27%	$3,911,015	1.04%
Weighted average maturity	39 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.31%
Weighted average maturity after adjusting for interest rate swaps					488 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,707,062		$525,169		$4,232,231

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract (see Notes 1, 8, and 14 for more information on the Company’s interest rate swaps and other derivative instruments):

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
September 30, 2017	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$13,377	$—	$13,377	$(13,377)	$—	$—
Total	$13,377	$—	$13,377	$(13,377)	$—	$—
Repurchase agreements(3)	$4,342,848	$—	$4,342,848	$(4,342,848)	$—	$—
Derivative liabilities at fair value(2)	3,007	—	3,007	(3,007)	—	—
Total	$4,345,855	$—	$4,345,855	$(4,345,855)	$—	$—

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2016	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$8,192	$—	$8,192	$(8,192)	$—	$—
Total	$8,192	$—	$8,192	$(8,192)	$—	$—
Repurchase agreements(3)	$3,911,015	$—	$3,911,015	$(3,911,015)	$—	$—
Derivative liabilities at fair value(2)	34,302	—	34,302	(34,302)	—	—
Total	$3,945,317	$—	$3,945,317	$(3,945,317)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At September 30, 2017, we had pledged approximately $216 thousand in Agency MBS as collateral and paid another approximately $22.9 million on swap margin calls (included in “Restricted cash”) on our swap derivatives, which were approximately $13.4 million in derivative assets at September 30, 2017. At December 31, 2016, we had pledged approximately $22.1 million in Agency MBS as collateral and paid another approximately $12.4 million on swap margin calls on our swap derivatives, which were approximately $7.7 million in derivative assets and approximately $21 million in derivative liabilities at December 31, 2016.

(3)

At September 30, 2017, we had pledged approximately $4.1 billion in Agency MBS and approximately $618.3 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2016, we had pledged $3.7 billion in Agency MBS and approximately $525.2 million in Non-Agency MBS as collateral on our repurchase agreements.

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

At September 30, 2017, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$4,280,534	$—	$4,280,534
Non-Agency MBS(1)	$—	$728,075	$—	$728,075
Derivative instruments(2)	$—	$13,377	$—	$13,377
Liabilities:
Derivative instruments(2)	$—	$3,007	$—	$3,007

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2016, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$3,925,193	$—	$3,925,193
Non-Agency MBS(1)	$—	$641,246	$—	$641,246
Derivative instruments(2)	$—	$8,192	$—	$8,192
Liabilities:
Derivative instruments(2)	$—	$34,302	$—	$34,302

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1 and Note 14.

At September 30, 2017 and December 31, 2016, cash and cash equivalents, restricted cash, interest receivable, repurchase agreements, and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of September 30, 2017 and December 31, 2016, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment	$667,880	$671,761	$744,462	$733,759
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$658,513	$661,026	$728,683	$718,008

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended September 30, 2017, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through September 30, 2017, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended September 30, 2017, there was one transaction to convert 1,457 shares of our Series B Preferred Stock into 7,110 shares of our common stock at the then-current conversion rate of 4.8804.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2017, our authorized capital included 200,000,000 shares of common stock, of which 97,843,808 shares were issued and outstanding.

At September 30, 2017, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At September 30, 2017, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 646,538 shares of Series B Preferred Stock issued and outstanding, and 1,803,638 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement (which we refer to as the “FBR Sales Agreement”) with FBR Capital Markets & Co. (which we refer to as “FBR”), pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended September 30, 2017, we sold an aggregate of 22,700 shares of our Series B Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $669 thousand. During the three months ended September 30, 2017, we sold an aggregate of 223,632 shares of our Series C Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $5.6 million. At September 30, 2017, there was approximately $162.0 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended September 30, 2017, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S‑3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan (which we refer to as the “2015 DRP Plan”). During the three months ended September 30, 2017, we issued an aggregate of 338,821 shares of our common stock at a weighted average price of $6.03 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $2.04 million.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan (which we refer to as the “2014 Equity Plan”).

On April 1, 2016, we filed a shelf registration statement on Form S‑3 with the SEC, offering up to $534,442,660 maximum offering price of our capital stock. This registration statement was declared effective on April 13, 2016. At September 30, 2017, approximately $500 million of our capital stock was available for future issuance under this registration statement.

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

A trust controlled by Mr. Lloyd McAdams, our Chairman and Chief Executive Officer, and Ms. Heather U. Baines, an Executive Vice President of our Company, beneficially owns 50% of the outstanding membership interests of our Manager; Mr. Joseph E. McAdams, our President and the Chief Investment Officer of our Manager, beneficially owns 45% of the outstanding membership interests of our Manager; and Mr. Thad M. Brown, our former Chief Financial Officer, beneficially owns 5% of the outstanding membership interests of our Manager.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA, a company owned by trusts controlled in part by Mr. Lloyd McAdams, our Chairman and Chief Executive Officer. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $67.40 per square foot. The base monthly rental for us is $41,001.44, which will be increased by 3% per annum on July 1, 2018. The sublease agreement runs through September 30, 2022 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2017, we expensed $139 thousand and $389 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “Other expenses” on our statements of operations. During the three and nine months ended September 30, 2016, we expensed $128 thousand and $383 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At September 30, 2017, the future minimum lease commitment was as follows:

							Total
Year	2017	2018	2019	2020	2021	Thereafter	Commitment
	(in whole dollars)
Commitment	$123,004	$499,398	$514,374	$529,800	$545,697	$276,882	$2,489,155

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1 basis point thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and nine months ended September 30, 2017, we paid fees of $39 thousand and $115 thousand, respectively, to PIA in connection with this agreement. During the three and nine months ended September 30, 2016, we paid fees of $38 thousand and $115 thousand, respectively, to PIA in connection with this agreement.

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

During the three months ended September 30, 2017, we issued to our independent directors an aggregate of 8,000 phantom shares with associated grants of an aggregate of 8,000 DERs under the 2014 Equity Plan. These phantom shares do not vest until our independent directors terminate their service on our Board.

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

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. During the three and nine months ended September 30, 2017, the amount expensed on these grants was approximately $21 thousand and $62 thousand, respectively. The unrecognized stock compensation expense at September 30, 2017 was approximately $164 thousand. During the three and nine months ended September 30, 2016, the amount expensed related to prior grants was approximately $79 thousand and $237 thousand, respectively.

Under the 2007 DER Plan and the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and nine months ended September 30, 2017, we paid or accrued $112 thousand and $319 thousand, respectively, related to DERs granted. During the three and nine months ended September 30, 2016, we paid or accrued $101 thousand and $302 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of September 30, 2017 and December 31, 2016:

		September 30,	December 31,
Derivative Instruments	Balance Sheet Location	2017	2016
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$13,377	$7,668
Eurodollar Futures Contracts	Derivative Assets	—	524
		$13,377	$8,192
De-designated interest rate swaps	Derivative Liabilities	$—	$20,976
TBA Agency MBS	Derivative Liabilities	3,007	13,103
Eurodollar Futures Contracts	Derivative Liabilities	—	223
		$3,007	$34,302

Interest Rate Swap Agreements

At September 30, 2017, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $2.281 billion and a weighted average maturity of approximately 38 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.7615% to 2.1820%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended September 30, 2017, we added sixteen new interest rate swap agreements for a total notional amount of $995 million. During the three months ended September 30, 2017, two interest rate swaps with an aggregate notional amount of $100 million matured and five swaps with an aggregate notional amount of $450 million were terminated.

At September 30, 2017, the amount in AOCI relating to interest rate swaps was approximately $16 million. The estimated net amount of the existing losses that were reported in AOCI at September 30, 2017 that is expected to be reclassified into earnings within the next twelve months is approximately $3.5 million.

During the three months ended September 30, 2017 and September 30, 2016, we had a gain of approximately $1.5 million and a gain of approximately $8.1 million, respectively, on interest rate swaps. During the nine months ended September 30, 2017 and September 30, 2016, we had a loss of approximately $4.0 million and a loss of approximately $58.2 million, respectively, on interest rate swaps.

At September 30, 2017 and December 31, 2016, our interest rate swaps had the following notional amounts, weighted average fixed rates, and remaining terms:

	September 30, 2017			December 31, 2016
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$435,000	0.90%	4	$500,000	0.79%	6
1 year to 2 years	475,000	1.46	21	410,000	0.96	16
2 years to 3 years	466,000	1.54	31	150,000	1.29	34
3 years to 4 years	350,000	1.64	43	166,000	1.45	46
4 years to 5 years	75,000	1.72	56	125,000	2.44	57
5 years to 7 years	305,000	1.90	73	420,000	2.73	75
7 years to 10 years	175,000	2.07	105	—	—	—
	$2,281,000	1.51%	38	$1,771,000	1.51%	34

Swap Agreements by Counterparty

	September 30,	December 31,
	2017	2016
	(in thousands)
Central clearing houses(1)	$1,971,000	$786,000
JPMorgan Securities	50,000	425,000
Deutsche Bank Securities	125,000	325,000
RBS Greenwich Capital	115,000	115,000
Nomura Securities International	—	100,000
Bank of New York	20,000	20,000
	$2,281,000	$1,771,000

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

At September 30, 2017, we did not have any Eurodollar Futures Contracts. For the three months ended September 30, 2017, we had no gain or loss. For the nine months ended September 30, 2017, we had a gain on Eurodollar Futures Contracts of approximately $0.3 million. For the three months ended September 30, 2016, we had a loss on Eurodollar Futures Contracts of approximately $2.1 million. For the nine months ended September 30, 2016, we had a loss on Eurodollar Futures Contracts of approximately $3.4 million. At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended September 30, 2017, we recognized a loss on derivatives-TBA Agency MBS (including derivative income) of approximately $2.5 million. During the nine months ended September 30, 2017, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $0.7 million. During the three months ended September 30, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $3.4 million. During the nine months ended September 30, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $26.8 million. The types of securities involved in these TBA contracts are Fannie Mae and Freddie Mac 15-year fixed-rate securities with coupons ranging from 2.5% to 3.0%. At September 30, 2017, the net notional amount of the TBA Agency MBS was approximately $750 million.

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

NOTE 16. OTHER EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Legal and professional fees	$129	$177	$444	$490
Printing and stockholder communications	9	15	118	175
Directors and Officers insurance	95	123	314	375
DERs expense	112	101	319	302
Amortization of restricted stock	21	79	62	237
Software implementation and maintenance	95	179	289	593
Administrative service fees	39	38	115	115
Rent	139	128	389	383
Stock exchange and filing fees	42	50	121	148
Custodian and clearing fees	51	47	180	169
Sarbanes-Oxley consulting fees	46	30	106	90
Commissions - Eurodollar Futures Contracts	—	—	—	44
Board of directors fees and expenses	93	83	250	234
Securities data services	144	100	348	300
Leasing commissions on rental properties	18	9	51	29
Other expenses on rental properties	67	68	180	207
Depreciation expense on rental properties	117	113	347	338
Property insurance on rental properties	28	28	84	84
Management fee for rental properties	32	42	121	125
Property taxes on rental properties	77	77	230	230
Recovery on Lehman receivable	—	(58)	(19)	(58)
Other	84	64	185	141
Total of other expenses	$1,438	$1,493	$4,234	$4,751

NOTE 17. SUBSEQUENT EVENTS

Effective October 2, 2017, the conversion rate of our Series B Preferred Stock increased from 4.8804 shares of our common stock to 4.9174 shares of our common stock based upon the common stock dividend of $0.15 that was declared on September 15, 2017.

From October 2, 2017 through November 3, 2017, there were three transactions to convert an aggregate of 20,387 shares of our Series B Preferred Stock into an aggregate of 100,249 shares of our common stock at the then-current conversion rate of 4.9174.

From October 2, 2017 through November 3, 2017, we issued an aggregate of 166,546 shares of common stock at a weighted average price of $5.89 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $981 thousand.

From October 2, 2017 through November 3, 2017, we issued an aggregate of 154,300 shares of Series B Preferred Stock at a weighted average price of $29.75 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $4.54 million.  We also issued an aggregate of 148,665 shares of Series C Preferred Stock at a weighted average price of $25.09 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $3.69 million.

From October 2, 2017 through November 3, 2017, we added four new interest rate swap agreements with an aggregate notional amount of $175 million.

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

Our Business

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. Our principal business is to invest in, finance, and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments:

•

Agency mortgage-backed securities (which we refer to as “Agency MBS”), which include residential mortgage pass-through certificates and collateralized mortgage obligations (which we refer to as “CMOs”), which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by the U.S. government, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac.

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

Our MBS Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans held-for-investment at September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	September 30,		December 31,
	2017		2016
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$4,280,534	75.41%	$3,925,193	73.91%
Non-Agency MBS	728,075	12.83	641,246	12.07
Total MBS	5,008,609	88.24	4,566,439	85.98
Residential mortgage loans held-for-investment	667,880	11.76	744,462	14.02
Total mortgage-related assets	$5,676,489	100.00%	$5,310,901	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

At September 30, 2017 and December 31, 2016, the fair value of our MBS portfolio and its allocation were approximately as follows:

	September 30,	December 31,
	2017	2016
	(dollar amounts in thousands)
Fair value of MBS	$5,008,609	$4,566,439
Adjustable-rate Agency MBS (less than 1 year reset)	26%	40%
Adjustable-rate Agency MBS (1-2 year reset)	2	2
Adjustable-rate Agency MBS (2-3 year reset)	6	6
Adjustable-rate Agency MBS (3-4 year reset)	1	6
Adjustable-rate Agency MBS (4-5 year reset)	2	1
Adjustable-rate Agency MBS (5-7 year reset)	6	9
Adjustable-rate Agency MBS (7-10 year reset)	3	—
Total Adjustable-Rate Agency MBS	46%	64%
15-year fixed-rate Agency MBS	26	19
20-year and 30-year fixed-rate Agency MBS	13	3
Non-Agency MBS	15	14
Total MBS	100%	100%

Results of Operations

Three Months Ended September 30, 2017 as Compared to September 30, 2016

For the three months ended September 30, 2017, our net income to common stockholders was $10.6 million, or $0.11 per diluted share, based on a weighted average of 97.5 million diluted shares outstanding. This included net income of $12.7 million and the payment of preferred dividends of $2.1 million. For the three months ended September 30, 2016, our net income to common stockholders was $26.6 million, or $0.27 per diluted share, based on a weighted average of 100.6 million diluted shares outstanding. This included net income of $28.3 million minus the payment of preferred dividends of $1.7 million.

Net interest income for the three months ended September 30, 2017 totaled $13.8 million, or 30.6% of gross income, as compared to $18.7 million, or 43.9% of gross income, for the three months ended September 30, 2016. Net interest income is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income, net of premium amortization expense, for the three months ended September 30, 2017 was $36.1 million, as compared to $35.6 million for the three months ended September 30, 2016, an increase of 1.2%, due primarily to an increase in the weighted average coupons on MBS, from 3.02% during the three months ended September 30, 2016 to 3.34% during the three months ended September 30, 2017, and an increase in the weighted average portfolio outstanding, from $4.55 billion during the three months ended September 30, 2016 to approximately $4.58 billion during the three months ended September 30, 2017, partially offset by a decrease in income on residential mortgage loans of approximately $1.6 million (due primarily to paydowns on this portfolio), and an increase in premium amortization expense of $1.8 million.

Interest expense for the three months ended September 30, 2017 was approximately $22.3 million, as compared to approximately $16.9 million for the three months ended September 30, 2016, an increase of approximately 31.9%, which resulted primarily from an increase in the weighted average interest rates, from 0.87% at September 30, 2016 to 1.50% at September 30, 2017, and an increase in the average borrowings outstanding, from $3.96 billion at September 30, 2016 to $4.08 billion at September 30, 2017, partially offset by a decrease in interest expense on ABS of approximately $1.3 million (due primarily to paydowns).

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

During the three months ended September 30, 2017, premium amortization expense increased $1.8 million, or 26%, to $8.9 million, from $7.1 million during the three months ended September 30, 2016, due primarily to more securities being acquired and a higher unamortized premium balance.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our MBS:

	2017			2016
	First	Second	Third	First	Second	Third
Portfolio	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
MBS	19%	22%	20%	17%	19%	24%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the three months ended September 30, 2017, we sold $680 million of Agency MBS and realized a net loss of approximately $2.3 million. During the three months ended September 30, 2016, we sold approximately $87 million of Agency MBS and realized a net gain of approximately $1.2 million. During the three months ended September 30, 2017, we had unrealized gains of $5.8 million on trading investments. We had an unrealized gain of $1.1 million on trading investments during the three months ended September 30, 2016. We had no set plan to sell any of the MBS nor were we required to do so. Asset sales during the three months ended September 30, 2017 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, and rebalancing our portfolio by disposing of lower-yielding securities. During the three months ended September 30, 2017 and September 30, 2016, we recognized a loss (including derivative income) of approximately $2.5 million and $3.4 million, respectively, on TBA Agency MBS. During the three months ended September 30, 2017, we did not sell any of our residential mortgage loans. During the three months ended September 30, 2016, we realized a net gain of approximately $716 thousand from the sales of residential mortgage loans. During the three months ended September 30, 2017, we sold approximately $21.3 million of Non-Agency MBS and realized a net gain of approximately $65 thousand. We did not sell any Non-Agency MBS during the three month ended September 30, 2016.

During the three months ended September 30, 2017, we had a gain on interest rate swaps recognized in our statements of operations of approximately $1.5 million, consisting primarily of $1.4 million in net cash settlements, approximately $0.4 million in AOCI amortization, and the difference of approximately $3.3 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the three months ended September 30, 2016, we had a gain on interest rate swaps recognized in our statements of operations of approximately $8.1 million, consisting primarily of $3.5 million in net cash settlements, approximately $0.8 million in AOCI amortization, and the difference of approximately $12.4 million in the change in fair value. Also during the three months ended September 30, 2017, we had no gain or loss on Eurodollar Futures Contracts, as compared to a loss of approximately $2.1 million on Eurodollar Futures Contracts during the three months ended September 30, 2016. During the three months ended September 30, 2017, we earned rental income on our residential properties portfolio of approximately $397 thousand, as compared to rental income of approximately $424 thousand on our residential properties for the three months ended September 30, 2016. During the three months ended September 30, 2017, we incurred an impairment charge on Non-Agency MBS of approximately $0.8 million, as compared to no such charge during the three months ended September 30, 2016.

Total expenses were approximately $3.4 million for the three months ended September 30, 2017, as compared to approximately $3.4 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, we incurred management fees of approximately $1.9 million, which is based on a percentage of our equity (see Note 12 to the accompanying unaudited consolidated financial statements), as compared to management fees of approximately $1.9 million for the three months ended September 30, 2016. “Other expenses” (as detailed in Note 16 to the accompanying unaudited consolidated financial statements) decreased by approximately $55 thousand during the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 as Compared to September 30, 2016

For the nine months ended September 30, 2017, our net income to common stockholders was $32.3 million, or $0.33 per diluted share, based on a weighted average of 100.0 million diluted shares outstanding. This included net income of $38.2 million and the payment of preferred dividends of $5.9 million. For the nine months ended September 30, 2016, our net income to common stockholders was $1.8 million, or $0.02 per diluted share, based on a weighted average of 96.6 million diluted shares outstanding. This included net income of $6.7 million minus the payment of preferred dividends of $4.9 million.

Net interest income for the nine months ended September 30, 2017 totaled $43.8 million, or 34.0% of gross income, as compared to $51 million, or 37.8% of gross income, for the nine months ended September 30, 2016.

Interest and other income, net of premium amortization expense, for the nine months ended September 30, 2017 was $102.7 million, as compared to $104 million for the nine months ended September 30, 2016, a decrease of 1.2%, due primarily to a decrease in the weighted average portfolio outstanding, from $4.84 billion during the nine months ended September 30, 2016 to approximately $4.38 billion during the nine months ended September 30, 2017, and a decrease in income on residential mortgage loans of approximately $5.6 million (due primarily to paydowns on this portfolio), partially offset by an increase in the weighted average coupons on MBS, from 2.97% during the nine months ended September 30, 2016 to 3.27% during the nine months ended September 30, 2017, and a decrease in premium amortization expense of $4.7 million.

Interest expense for the nine months ended September 30, 2017 was approximately $58.9 million, as compared to approximately $53 million for the nine months ended September 30, 2016, an increase of approximately 11.1%, which resulted primarily from an increase in the weighted average interest rates, from 0.84% at September 30, 2016 to 1.28% at September 30, 2017, partially offset by a decrease in interest expense on ABS of approximately $4.3 million (due primarily to paydowns on this portfolio), and a decrease in the average borrowings outstanding, from $4.25 billion at September 30, 2016 to $3.85 billion at September 30, 2017.

During the nine months ended September 30, 2017, premium amortization expense decreased $4.7 million, or 15.3%, to $26.1 million, from $30.8 million during the nine months ended September 30, 2016, due primarily to higher average future prepayment projections during 2016 from the decline in interest rates during that period.

During the nine months ended September 30, 2017, we sold approximately $716 million of Agency MBS and realized a net loss of approximately $2.2 million. During the nine months ended September 30, 2016, we sold approximately $404 million of Agency MBS and realized a net loss of approximately $2 million. During the nine months ended September 30, 2017, we sold our investment in the B-4 tranches on two of the securitization trusts and realized a net gain of approximately $378 thousand. During the nine months ended September 30, 2016, we realized a net gain of approximately $749 thousand on the sales of residential mortgage loans. During the nine months ended September 30, 2017, we sold approximately $21.3 million of Non-Agency MBS and realized a net gain of approximately $65 thousand. We did not sell any Non-Agency MBS during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, there were unrealized gains on trading investments of approximately $10.1 million, as compared to an unrealized gain of $1.1 million on trading investments during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we recognized a gain of approximately $0.7 million on TBA gency MBS, net of derivative income, as compared to a gain of approximately $26.8 million, net of derivative income, on TBA Agency MBS during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we had a loss on interest rate swaps recognized in our statements of operations of approximately $4.0 million, consisting primarily of $5.6 million in net cash settlements, approximately $1.4 million in AOCI amortization, and the difference of approximately $3.1 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the nine months ended September 30, 2016, we had a loss on interest rate swaps recognized in our statements of operations of approximately $58.2 million, consisting primarily of $14.5 million in net cash settlements, approximately $5.7 million in AOCI amortization, and the difference of approximately $38 million in the change in fair value. Also during the nine months ended September 30, 2017, we had a gain of approximately $262 thousand on Eurodollar Futures Contracts, as compared to a loss of approximately $3.4 million on Eurodollar Futures Contracts during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we earned rental income on our residential properties portfolio of approximately $1.3 million, as compared to rental income of approximately $1.26 million on our residential properties for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we incurred an impairment charge on Non-Agency MBS of approximately $2.4 million, as compared to no such charge during the nine months ended September 30, 2016.

Total expenses were approximately $9.9 million for the nine months ended September 30, 2017, as compared to approximately $10.7 million for the nine months ended September 30, 2016. For the nine months ended September 30,

2017, we incurred management fees of approximately $5.6 million, which is based on a percentage of our equity (see Note 12 to the accompanying unaudited consolidated financial statements), as compared to management fees of approximately $6.0 million for the nine months ended September 30, 2016. “Other expenses” (as detailed in Note 16 to the accompanying unaudited consolidated financial statements) decreased by approximately $498 thousand during the nine months ended September 30, 2017.

Financial Condition

MBS Portfolio

At September 30, 2017, we held Agency MBS which had an amortized cost of approximately $4.25 billion, consisting primarily of $2.26 billion of adjustable-rate MBS and $1.99 billion of fixed-rate MBS. This amount represented an approximately 9.4% increase from the $3.88 billion held at December 31, 2016. Of the adjustable-rate Agency MBS owned by us, approximately 60% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 40% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At September 30, 2017, our Non-Agency MBS had an amortized cost of approximately $701.2 million, a fair value of approximately $728.1 million, and a contractually required principal balance of approximately $886.8 million. At December 31, 2016, our Non-Agency MBS had an amortized cost of approximately $639.7 million, a fair value of approximately $641.2 million, and a contractually required principal balance of approximately $781.2 million.

The following table presents a schedule of the fair value of our MBS owned at September 30, 2017 and December 31, 2016, classified by type of issuer:

	September 30, 2017		December 31, 2016
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$2,754,540	55.2%	$2,187,399	47.9%
Freddie Mac (FHLMC)	1,525,994	30.3	1,729,320	37.9
Ginnie Mae (GNMA)	—	—	8,474	0.2
Non-Agency MBS	728,075	14.5	641,246	14.0
Total MBS	$5,008,609	100.0%	$4,566,439	100.0%

The following table presents a schedule of the fair value of our MBS owned at September 30, 2017 and December 31, 2016, classified by type of interest rate index:

	September 30, 2017		December 31, 2016
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$579	—%	$691	—%
Six-month LIBOR	22,181	0.4	28,743	0.6
One-year LIBOR	2,142,926	42.8	2,757,092	60.4
Six-month certificate of deposit	482	—	605	—
Six-month constant maturity treasury	12	—	50	—
One-year constant maturity treasury	82,921	1.7	131,360	2.9
Cost of Funds Index	41,962	0.8	7,663	0.2
15-year fixed-rate	1,319,598	26.4	853,956	18.7
20-year and 30-year fixed-rate	669,873	13.4	145,033	3.2
Total Agency MBS	$4,280,534	85.5%	$3,925,193	86.0%
Non-Agency MBS	728,075	14.5	641,246	14.0
Total MBS	$5,008,609	100.0%	$4,566,439	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016 were as follows:

	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2016
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.40%	3.25%	3.11%	2.90%
Hybrid adjustable-rate Agency MBS	2.45	2.43	2.44	2.44
15-year fixed-rate Agency MBS	2.79	2.60	2.61	2.61
20-year and 30-year fixed-rate Agency MBS	3.54	4.06	4.27	4.28
Total Agency MBS	3.03%	2.94%	2.84%	2.75%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.89%	102.86%	103.07%	103.09%
Hybrid adjustable-rate Agency MBS	102.70	102.79	102.80	102.89
15-year fixed-rate Agency MBS	102.44	102.83	102.90	102.95
20-year and 30-year fixed-rate Agency MBS	103.70	103.53	103.31	103.30
Total Agency MBS	102.84%	102.87%	102.96%	103.01%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.95%	2.86%	2.76%	2.67%

At September 30, 2017 and December 31, 2016, the unamortized net premium paid for our Agency MBS was approximately $117.2 million and $113.7 million, respectively.

At September 30, 2017, the current yield on our Agency MBS was 2.95%, as compared to the current yield of 2.67% at December 31, 2016. This increase was due primarily to an increase in the weighted average coupon. As reflected in the trend above, the weighted average coupon on our Agency MBS had increased by an average of approximately 7 basis points per quarter over the past four quarters.

For the three months ended September 30, 2017, the weighted average coupon for our total Agency MBS portfolio increased by 9 basis points from the prior quarter, due primarily to the acquisition of more fixed-rate MBS at higher coupons.

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

Our Non-Agency MBS were either issued before 2008 or were recently issued and collateralized by currently non-performing residential mortgage loans that were originated before 2008. The following table summarizes our Non-Agency MBS portfolio at September 30, 2017 and December 31, 2016:

September 30, 2017

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Prime	$44,566	$42,944	$52,816	81%	4.81%	5.79%
Alt-A	565,927	544,729	712,949	76%	5.56%	5.40%
Subprime	21,842	19,864	22,066	90%	3.90%	5.47%
Non-performing	75,026	74,415	75,197	99%	4.92%	5.72%
Agency Risk Transfer	20,714	19,205	23,750	81%	3.88%	6.19%
Total Non-Agency MBS	$728,075	$701,157	$886,778	79%	5.38%	5.48%

December 31, 2016

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Prime	$48,917	$49,045	$60,033	82%	4.59%	5.46%
Alt-A	399,135	395,893	519,500	76%	5.40%	5.39%
Subprime	31,629	31,216	33,643	93%	4.07%	5.21%
Non-performing	153,514	155,594	157,021	99%	4.65%	5.45%
Agency Risk Transfer	8,045	7,955	11,000	72%	3.75%	6.27%
Paydowns receivable	6	—	—	—	—	—
Total Non-Agency MBS	$641,246	$639,703	$781,197	82%	5.10%	5.41%

At September 30, 2017 and December 31, 2016, the unamortized net discount on our Non-Agency MBS was approximately $185.6 million and $141.5 million, respectively.

Residential Mortgage Loans Held-for-Investment

At September 30, 2017, we owned approximately $9.4 million of subordinated pieces of certain securitization trusts. The underlying mortgage loans (both the subordinated classes we own and the classes senior to ours) held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts, which are the classes senior to our investment) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

MBS Financing

The following information pertains to our repurchase agreement borrowings at September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016:

	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2016
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,865,000	$3,460,000	$3,295,000	$3,500,000
Repurchase agreements for Non-Agency MBS	477,848	442,453	470,317	411,015
Total repurchase agreements outstanding	$4,342,848	$3,902,453	$3,765,317	$3,911,015
Average repurchase agreements outstanding during the quarter	$4,077,319	$3,627,123	$3,841,984	$3,965,371
Maximum monthly amount during the quarter	$4,342,848	$3,902,453	$3,883,728	$4,005,531
Average interest rate on outstanding repurchase agreements	1.47%	1.36%	1.13%	1.04%
Average days to maturity	29 days	26 days	37 days	37 days
Average interest rate after adjusting for interest rate swaps	1.57%	1.57%	1.34%	1.31%
Weighted average maturity after adjusting for interest rate swaps	603 days	524 days	465 days	488 days

At September 30, 2017, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	2,010,000	1.32	477,848	2.68	2,487,848	1.58
30 days to 90 days	1,855,000	1.32	—	—	1,855,000	1.32
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,865,000	1.32%	$477,848	2.68%	$4,342,848	1.47%
Weighted average maturity	31 days		13 days		29 days
Weighted average interest rate after adjusting for interest rate swaps					1.57%
Weighted average maturity after adjusting for interest rate swaps					603 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,055,409		$618,259		$4,673,668

At December 31, 2016, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,405,000	0.85	411,015	2.27	1,816,015	1.17
30 days to 90 days	2,095,000	0.92	—	—	2,095,000	0.92
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,500,000	0.89%	$411,015	2.27%	$3,911,015	1.04%
Weighted average maturity	39 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.31%
Weighted average maturity after adjusting for interest rate swaps					488 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,707,062		$525,169		$4,232,231

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining as paydowns on the MBS portfolio have been used to some extent to reduce the amounts of repurchase agreements outstanding.

The average interest rate on outstanding repurchase agreements after adjusting for all interest rate swaps increased from 1.31% at December 31, 2016 to 1.57% at September 30, 2017, due primarily to the increase in repurchase agreement rates. The weighted average term to next rate adjustment after adjusting for all interest rate swaps increased from 488 days at December 31, 2016 to 603 days at September 30, 2017 due to recently-added longer-term swaps.

Relative to our MBS portfolio at September 30, 2017, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 20 days to three months. At September 30, 2017, we had borrowed funds under repurchase agreements with 20 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS, and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2017, but there can be no assurance we will have adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements in the future.

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

The following table relates to our interest rate swaps and Eurodollar Futures Contracts at September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016:

	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2016
Aggregate notional amount of interest rate swaps	$2.281 billion	$1.836 billion	$1.671 billion	$1.771 billion
Average maturity of interest rate swaps	3.1 years	3.1 years	2.8 years	2.8 years
Weighted average fixed-rate paid on interest rate swaps	1.51%	1.67%	1.56%	1.51%
Aggregate notional amount of Eurodollars Futures Contracts	$—	$—	$0.55 billion	$1.25 billion

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At September 30, 2017, the net unrealized loss in AOCI on the interest rate swaps was approximately $16 million, as compared to a net unrealized loss of approximately $17.8 million at December 31, 2016.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At September 30, 2017, we did not have any Eurodollar Futures Contracts. At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount. The effective term of these contracts was three months. The decrease in the notional amount of Eurodollar Futures Contracts is due to these Contracts having not been renewed upon the expiration of their terms.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 8, and 14 to the accompanying unaudited consolidated financial statements.

Residential Properties Portfolio

At September 30, 2017, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.2 million. At December 31,

2016, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.3 million.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $4.34 billion at September 30, 2017. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $4.1 billion in Agency MBS and approximately $618 million in Non-Agency MBS. Our other significant sources of funds for the three months ended September 30, 2017 consisted of payments of principal from our MBS portfolio in the amount of approximately $294.0 million and $701 million in proceeds from sales of MBS.

For the three months ended September 30, 2017, there was a net decrease in cash and cash equivalents of approximately $9.9 million. This consisted of the following components:

•

Net cash used in operating activities for the three months ended September 30, 2017 was approximately $15.3 million. This was comprised primarily of net income of approximately $12.7 million and adding back the following non-cash items: the amortization of premiums and discounts on Agency MBS of approximately $8.9 million; depreciation on rental properties of approximately $117 thousand; amortization of restricted stock of $21 thousand; an impairment charge on Non-Agency MBS of approximately $762 thousand; accretion of discount on Non-Agency MBS of approximately $1.0 million; a loss on the sales of MBS of approximately $2.3 million; a loss on TBA Agency MBS, net of derivative income, of approximately $2.5 million; offset by a gain on interest rate swaps of approximately $1.5 million; periodic net settlements on interest rate swaps of approximately $1.2 million; accretion of discount on residential mortgage loans of $27 thousand; and a gain on Agency MBS held as trading investments of approximately $5.8 million. Net cash used in operating activities also included an increase in accrued expenses of approximately $1.3 million; an increase in interest receivable of approximately $1.1 million; an increase in accrued interest payable of approximately $5.1 million; an increase in prepaid expense and other assets of approximately $28.3 million (of which approximately $25.7 million was related to a receivable for MBS sold at September 30, 2017); and an increase in restricted cash of approximately $12.1 million;

•

Net cash used in investing activities for the three months ended September 30, 2017 was approximately $396.9 million, which consisted of $294.0 million from principal payments on MBS; proceeds from sales of MBS of $701.2 million; and principal payments on residential mortgage loans held-for-investment of $27 thousand, partially offset by purchases of MBS of approximately $1.392 billion, and improvements on residential properties of $116 thousand; and

•

Net cash provided by financing activities for the three months ended September 30, 2017 was approximately $402.4 million. This consisted of borrowings on repurchase agreements of approximately $7.810 billion,  offset by repayments on repurchase agreements of approximately $7.369 billion; common stock issued of approximately $2.1 million; and proceeds from preferred stock issued of approximately $6.2 million, partially offset by net settlements on TBA Agency MBS of approximately $(2.3) million; dividends paid of approximately $14.6 million on common stock and dividends paid of approximately $2.0 million on preferred stock; and swap terminations of approximately $27.4 million.

At September 30, 2017, our leverage (excluding the asset-backed securities issued by securitization trusts) on capital (including all preferred stock and junior subordinated notes) increased from 5.65x at December 31, 2016 to 5.89x at September 30, 2017. The increase in our leverage was due primarily to an increase in repurchase agreements outstanding, from $3.91 billion at December 31, 2016 to $4.34 billion at September 30, 2017, and an increase in stockholders’ equity, from $631.1 million at December 31, 2016 to $684.7 million at September 30, 2017.

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

During the three months ended September 30, 2017, we raised approximately $2.04 million in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement (which we refer to as the “FBR Sales Agreement”) with FBR Capital Markets & Co. (which we refer to as “FBR”), pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended September 30, 2017, we sold an aggregate of 22,700 shares of our Series B Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $669 thousand. During the three months ended September 30, 2017, we sold an aggregate of 223,632 shares of our Series C Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $5.6 million. At September 30, 2017, there was approximately $162.0 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program, which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended September 30, 2017, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended September 30, 2017, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016.

Stockholders’ Equity

We use available-for-sale treatment for the majority of our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2017 was approximately $684.7 million. Common stockholders’ equity was approximately $590.9 million, or a book value of $6.04 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $18.4 million, or 0.43% of the amortized cost of our Agency MBS, at September 30, 2017. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $16.0 million, and “Accumulated other comprehensive income, unrealized gain on available-for-sale Non-Agency MBS” of approximately $26.9 million, constitute the total “Accumulated other comprehensive income” of approximately $29.3 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: Core Earnings (including per common share), total interest income, and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles the Company’s net income to common stockholders for the three months ended September 30, 2017 to “Core Earnings” for the same period. Core Earnings represents net income to common stockholders (which is the nearest comparable GAAP measure) adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three months ended September 30, 2017 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

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

•	the adjustment for an impairment charge on Non-Agency MBS is more reflective of current Core Earnings, as this charge represents future loss expectations;

•	the adjustment for depreciation expense on residential rental properties, as this is a non-cash item and is added back by other companies to derive funds from operations; and

•

the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies.

These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the quarter ended September 30, 2017. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended
	September 30, 2017
	Amount	Per Share
	(in thousands)
Net income to common stockholders	$10,554	$0.11
Adjustments to derive core earnings:
Loss on sales of MBS	2,276	0.02
Impairment charge on Non-Agency MBS(1)	762	0.01
Unrealized gain on Agency MBS held as trading investments	(5,849)	(0.06)
Gain on interest rate swaps	(1,529)	(0.02)
Loss on derivatives-TBA Agency MBS, net	2,475	0.03
Recovery on Non-Agency MBS	(1)	—
Amortization of other comprehensive income on de-designated interest rate swaps(2)	183	—
Periodic net settlement on interest rate swaps after de-designation(3)	(1,359)	(0.01)
Dollar roll income on TBA Agency MBS(4)	2,842	0.03
Premium amortization on Agency MBS	8,933	0.09
Paydown expense(5)	(7,487)	(0.08)
Depreciation expense on residential rental properties	117	—
Core earnings	$11,917	$0.12
Basic weighted average number of shares outstanding	97,547

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

Effective Net Interest Rate Spread

	Three Months Ended
	September 30, 2017
		Annualized
	Amount	Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$36,064	2.74%
Income-rental properties	397	0.03
Dollar roll income on TBA Agency MBS(1)	2,842	0.22
Premium amortization on Agency MBS	8,933	0.68
Paydown expense on Agency MBS(2)	(7,487)	(0.57)
Total interest and other income and average asset yield, including TBA dollar roll income	$40,749	3.10%
Effective Cost of Funds:
Total interest expense	$22,285	1.87%
Periodic net settlement on interest rate Swaps after de-designation(3)	1,359	0.11
Amortization of other comprehensive income on de-designated Swaps(4)	(183)	(0.02)
Effective total interest expense and effective cost of funds	$23,461	1.96%
Effective net interest rate spread		1.14%
Average earning assets	$5,266,355
Average borrowings	$4,776,609

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at September 30, 2017 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from AOCI to current-period income (loss). For more detail on the fair value of our Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses, and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at September 30, 2017 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from AOCI to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

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

After August 22, 2014, when we discontinued hedge accounting, the gain or loss on the derivative remained in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting was discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At September 30, 2017, none of our derivative instruments were designated as hedges.

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

Actions of the Federal Reserve

At its September 2017 meeting, the Fed Open Market Committee of the Federal Reserve (which we refer to as the “FOMC”) indicated that they were likely to increase the Fed Funds rate in December 2017, as they expected to see inflation hit the 2% target soon. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations, and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations, and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In September 2017, Congress and the President agreed to increase the debt ceiling and to fund U.S. government operations through December 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity, and valuation of securities in general and also on the securities in our portfolio.

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the

British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the British Banker’s Association to the Intercontinental Exchange Benchmark Administration (which we refer to as the “IBA”) following authorization by the Financial Conduct Authority (the United Kingdom regulators). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative. At this time, we do not know what changes will be made by the Financial Conduct Authority. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how the change to another alternative to LIBOR will affect the interest rates that repurchase agreement counterparties and lenders charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

Subsequent Events

Effective October 2, 2017, the conversion rate of our Series B Preferred Stock increased from 4.8804 shares of our common stock to 4.9174 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on September 15, 2017.

From October 2, 2017 through November 3, 2017, there were three transactions to convert an aggregate of 20,387 shares of our Series B Preferred Stock into an aggregate of 100,249 shares of our common stock at the then-current conversion rate of 4.9174.

From October 2, 2017 through November 3, 2017, we issued an aggregate of 166,546 shares of common stock at a weighted average price of $5.89 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $981 thousand.

From October 2, 2017 through November 3, 2017, we issued an aggregate of 154,300 shares of Series B Preferred Stock at a weighted average price of $29.75 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $4.54 million.  We also issued an aggregate of 148,665 shares of Series C Preferred Stock at a weighted average price of $25.09 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $3.69 million.

From October 2, 2017 through November 3, 2017, we added four new interest rate swap agreements with an aggregate notional amount of $175 million.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At September 30, 2017, our MBS and the related borrowings will prospectively reprice based on the following time frames:

	Investments(1)(2)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,319,598	26.3%	$—	—%
20-year and 30-year fixed-rate investments	669,873	13.4	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	219,873	4.4	3,865,000	89.0
Greater than 3 months and less than 1 year	1,065,268	21.3	—	—
Greater than 1 year and less than 2 years	113,629	2.3	—	—
Greater than 2 years and less than 3 years	304,601	6.1	—	—
Greater than 3 years and less than 4 years	58,036	1.1	—	—
Greater than 4 years and less than 5 years	76,123	1.5	—	—
Greater than 5 years and less than 7 years	304,504	6.1	—	—
Greater than 7 years	149,029	3.0	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	34,221	0.7	477,848	11.0
Hybrid MBS	25,891	0.5	—	—
Fixed-rate MBS	667,963	13.3	—	—
Total MBS Portfolio	$5,008,609	100.0%	$4,342,848	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

At December 31, 2016, our MBS and the related borrowings will prospectively reprice based on the following time frames:

	Investments(1)(2)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$853,956	18.7%	$—	—%
20-year and 30-year fixed-rate investments	145,033	3.2	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	709,722	15.6	3,500,000	89.5
Greater than 3 months and less than 1 year	1,105,898	24.2	—	—
Greater than 1 year and less than 2 years	82,713	1.8	—	—
Greater than 2 years and less than 3 years	265,713	5.8	—	—
Greater than 3 years and less than 4 years	275,184	6.0	—	—
Greater than 4 years and less than 5 years	45,297	1.0	—	—
Greater than 5 years and less than 7 years	441,677	9.7	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	36,254	0.8	411,015	10.5
Hybrid MBS	29,045	0.6	—	—
Fixed-rate MBS	575,947	12.6	—	—
Total MBS Portfolio	$4,566,439	100.0%	$3,911,015	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

Market Risk

Market Value Risk

The majority of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At September 30, 2017, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $45.3 million from a positive adjustment (other comprehensive income) at December 31, 2016 of approximately $26.4 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2017, our Agency MBS had a weighted average term to next rate adjustment of approximately 26 months while our borrowings had a weighted average term to next rate adjustment of 29 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 603 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In September 2017, Congress and the President agreed to increase the debt ceiling and to fund U.S. government operations through December 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2017, we had unrestricted cash of approximately $6.8 million, $225 million in unpledged Agency MBS, and $110 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at September 30, 2017 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swap agreements.

	Percentage Change in	Percentage Change In
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(2)%	(42)%	0.2%
(1)%	(1)%	0.6%
0%	0%	0%
1%	(26)%	(1.4)%
2%	(52)%	(3.8)%

The information presented in the table below projects the impact of the same instantaneous parallel shifts in interest rates on our annual projected net interest income and projected MBS portfolio value compared to the base case used in the table above and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of September 30, 2017, the aggregate notional amount of our interest rate swap agreements was $2.281 billion and the weighted average maturity was 3.1 years.

	Percentage Change in	Percentage Change In
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(2)%	7%	2.7%
(1)%	34%	1.8%
0%	0%	0%
1%	(55)%	(2.6)%
2%	(115)%	(6.2)%

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

Item 1A.   Risk Factors.

The following is a modification to an existing risk factor previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. The materialization of any risks and uncertainties identified below and in our forward-looking statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2016, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

A change in the LIBOR setting process could affect the interest rates that borrowing agreement counterparties charge on borrowings in general. Any such change could affect our borrowing agreements and could have an adverse impact on our net interest income.

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the British Banker’s Association to the Intercontinental Exchange Benchmark Administration (which we refer to as the “IBA”) following authorization by the Financial Conduct Authority (the United Kingdom regulators). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative. At this time, we do not know what changes will be made by the Financial Conduct Authority. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how the change to another alternative to LIBOR will affect the interest rates that repurchase agreement counterparties and lenders charge on borrowings in general and how they could specifically affect our borrowing agreements.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the three months ended September 30, 2017. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 13, 2017 as DEF 14A.

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 6, 2017	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board and Chief Executive Officer
(Chief Executive Officer)

Dated: November 6, 2017	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)