Form 10-K
period 2017-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2018-02-28
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2017 was approximately $575,189,988.

As of February 23, 2018, the registrant had 98,202,392 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10‑K incorporates by reference certain portions of the registrant’s proxy statement for its 2018 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2017

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10‑K contains, or incorporates by reference, not only historical information but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “assume,” “intend,” “seek,” “plan,” “target,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by reference to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties including, among other things, those described in this Annual Report on Form 10‑K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause our actual results to differ materially and adversely from those projected are described below and may be described from time to time in reports we file with the U.S. Securities and Exchange Commission, or the SEC, including our Current Reports on Form 8‑K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, that may affect our actual results may be forward-looking: risks associated with investing in mortgage-backed securities, or MBS, and related assets; changes in interest rates and the market value of our target investments; changes in prepayment rates of the mortgage loans securing our mortgage-related investments; changes in the yield curve; the credit performance of our Non-Agency MBS and residential mortgage loans held-for-investment; the concentration of the credit risks we are exposed to; the state of the credit markets and other general economic conditions, particularly as they affect the price of earnings assets and the credit status of borrowers; the availability of our target investments for purchase at attractive prices; the availability of financing for our target investments, including the availability of repurchase agreement financing; declines in home prices; increases in payment delinquencies and defaults on the mortgages comprising and underlying our target investments; changes in liquidity in the market for MBS, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and changes in the supply of MBS available-for-sale; changes in the values of the MBS and other mortgage-related investments in our portfolio and the impact of adjustments reflecting those changes on our financial statements; our ability to generate the amount of cash flow we expect from our target investments; changes in our investment and financial strategies and the new risks that those changes may expose us to; changes in the competitive environment within our industry; changes that may affect our Manager’s ability to attract and retain personnel; our ability to successfully diversify our business into new investments and manage the new risks they may expose us to; our ability to manage various operational and regulatory risks associated with our business; our ability to establish, adjust and maintain appropriate hedges for the risks to our portfolio; legislative and regulatory actions affecting the mortgage and derivatives industries or our business; implementation of or changes in government regulations or programs affecting our business; changes due to the consequences of actions by the U.S. government and other foreign governments to address various financial and economic issues and our ability to respond to and comply with such actions and changes; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; limitations imposed on our business due to our REIT status as exempt from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report on Form 10‑K, “Company,” “we,” “us,” “our” and “Anworth” refer to Anworth Mortgage Asset Corporation.

Our Investment Strategy

Our investment objective is to provide attractive risk-adjusted total returns to our stockholders over the long-term primarily through dividends and secondarily through capital appreciation. Our strategy is to invest in residential MBS (both Agency MBS and Non-Agency MBS), residential mortgage loans, and residential rental properties.

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

Financing Strategy

Our primary financing source for our Agency MBS portfolio is repurchase agreements which we may use to deploy, on a debt-to-allocated-equity basis, within a range of five to nine times leverage on our Agency MBS assets. We also use repurchase agreements to finance our Non-Agency MBS using leverage of approximately two times on a debt-to-allocated equity basis. We are not required to maintain any particular minimum leverage ratio.

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

Repurchase agreements are financings pursuant to which one party, the seller or borrower, sells assets to the repurchase agreement counterparty, the buyer or lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing. In the current financing climate, lenders using repurchase agreements generally advance approximately 94% to 97% of the market value of the Agency MBS financed (meaning a 3% to 6% discount from market value, also known as a “haircut”) and 65% to 80% of the market value of the Non-Agency MBS financed (meaning a 20% to 35% haircut). A significant decrease in advance rate or an increase in the haircut could result in our having to sell securities in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under repurchase agreements by deploying a prudent amount of leverage that is below the amount that could be used under current advance rates.

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2017, we had approximately $4.37 billion of outstanding balances under repurchase agreements with 20 different counterparties, with a maximum net exposure (the difference between the amount loaned to us and the value of the assets pledged by us as collateral) to any single lender of approximately $54.7 million, or approximately 8.1% of our equity.

Growth Strategy

It is our long-term objective to grow our earnings and our dividends per common share by increasing our paid-in capital and book value per share.

Our Target Investments

Our investment portfolio is focused on two different strategies that embody our hybrid investment approach. The target investments that fall under these strategies are:

Agency MBS

This strategy includes investing in Agency MBS and the related derivative transactions. The performance of this strategy is most affected by changes in interest rates, prepayments and mortgage spreads relative to U.S. Treasury securities. These assets have minimal exposure to the underlying credit of the investments. Agency MBS are collateralized by fixed-rate mortgage loans, adjustable-rate mortgage loans, or hybrid mortgage loans, or derivatives thereof, including:

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

While we presently have not acquired any single-family residential mortgage loans outside of securitized loan trusts, it is expected that we may do so in the future. After that time, it is expected that any properties acquired through foreclosure of mortgage loans that we own may be allocated to our rental properties portfolio, subject to any REIT regulations or requirements.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our Board. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2017, our leverage on capital (including common stockholders’ equity, all preferred stock, and junior subordinated notes) was 5.94x.

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

Agency MBS are collateralized by pools of fixed-rate mortgage loans, or FRMs, adjustable-rate mortgage loans, or ARMs, and hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically ranging from one to ten years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs depends upon our Manager’s assessment of the relative value of the securities, which is based upon numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.

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

•

Our Board is composed of a majority of independent directors. Our Audit, Compensation, Nominating and Corporate Governance and Strategic Review Committees are comprised exclusively of independent directors.

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

•

We have a formal internal audit function, through the current use of an outsourced firm, to further the effective functioning of our internal controls and procedures. Our internal auditors report directly to our Audit Committee and the internal audit function is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which requires an evaluation of internal control over financial reporting in association with our consolidated financial statements as of December 31, 2017 (see Item 9A, “Controls and Procedures,” included in this Annual Report on Form 10‑K).

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

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, Second Floor, Santa Monica, California, 90401. Our telephone number is (310) 255‑4493 and our fax number is (310) 434‑0070.

Information on our Company Website

The Company maintains a website, http://www.anworth.com. We make our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available, free of charge, on our website as soon as reasonably practicable after we file or furnish these reports with the SEC. In addition, we post the following information on our website (we do not intend to and does not hereby incorporate by reference the information on our website as a part of this Annual Report on Form 10‑K):

•	our corporate code of conduct, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S‑K of the Exchange Act;
•	our corporate governance guidelines; and
•	charters for our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee.

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

Currently, dividends paid by regular C corporations to stockholders other than corporations are generally taxed at the rate applicable to long-term capital gains, which is currently a maximum of 20%, subject to certain limitations. Because we are a REIT, however, our dividends, including dividends paid on our stock, including shares of our preferred stock, generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances, including dividend distributions allocable to distributions we have received from a taxable REIT subsidiary or other taxable corporation; provided, however, that all such distributions, other than distributions which are taxable as capital gain dividends or traceable to distributions from a TRS, as are received by a pass-through entity or an individual, will be eligible for a 20% deduction from gross income starting in 2018 under the new tax laws. This eligibility for a 20% deduction will expire in 2025.

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

Rents from Real Property. Rents that we receive with respect to real property will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above provided that the following conditions are met:

•

First, the amount of rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales;

•

Second, rents we receive from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a taxable REIT subsidiary, at least 90% of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant;

•

Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property; and

•

Fourth, we generally must not operate or manage our real property or furnish or render services to our tenants, other than through an “independent contractor” who is adequately compensated and from whom we do not derive revenue. However, we may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a taxable REIT subsidiary, which may provide customary and non-customary services to tenants without tainting our rental income from the related properties.

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

•	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.
•	Any loan to an individual or an estate;
•	Any “section 467 rental agreement” other than an agreement with a related party tenant;
•	Any obligation to pay “rents from real property”;
•	Certain securities issued by governmental entities;
•	Any security issued by a REIT;
•	Any debt instrument of an entity treated as a partnership for federal income tax purposes to the extent of our interest as a partner in the partnership; and
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

Although we believe that we have complied with and intend to continue to comply with the foregoing gross asset requirements applicable to REITs, we have held certain non-qualifying assets from time to time. At December 31, 2017, we owned approximately $47.7 million of investments in non-REMIC debt securitizations as well as certain other assets that did not qualify for purposes of the 75% asset test.

For purposes of these rules, if the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan (together with that of any ancillary personal property which serves as collateral), a portion of such loan likely will not be a qualifying real estate asset under the federal income tax laws.

Revenue Procedures 2011‑16 and 2014‑51 discuss the modification of a mortgage loan (or an interest therein) that is held by a REIT in which the modification was occasioned by either a default on the loan or a modification that satisfies both of the following conditions: (a) based on all the facts and circumstances, the REIT or servicer of the loan (the “pre-modified loan”) reasonably believes that there is a significant risk of default of the pre-modified loan upon maturity of the loan or at an earlier date, and (b) based on all the facts and circumstances, the REIT or servicer reasonably believes that the modified loan presents a substantially reduced risk of default, as compared with the pre-modified loan. Revenue Procedures 2011‑16 and 2014‑51 provide that a REIT may treat a modification of a mortgage loan described therein as not being a new commitment to make or purchase a loan for purposes of apportioning interest on that loan between interest with respect to real property or other interest. The modification will also not be treated as a prohibited transaction. Further, with respect to the REIT asset test, the IRS will not challenge the REIT’s treatment of a loan as being in part a “real estate asset” if the REIT treats the loan as being a real estate asset in an amount equal to the lesser of (a) the value of the loan as determined under Treasury Regulations Section 1.856‑3(a), or (b) the loan value of the real property securing the loan as determined under Treasury Regulations Section 1.856‑5(c) and Revenue Procedures 2011‑16 and 2014‑51.

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

Qualified REIT Subsidiaries

A Qualified REIT Subsidiary, or QRS, is any corporation in which we own 100% of the outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. The separate existence of a QRS is disregarded for federal income tax purposes. As such, assets, liabilities and income of a QRS would generally be treated as our assets, liabilities and income for purposes of each of the above REIT qualification tests. In February 2014, we incorporated our wholly-owned QRS, Anworth Properties, Inc., which commenced operations in March 2014. In August 2017, we incorporated another wholly-owned subsidiary, Anworth Mortgage Loans, Inc., which has not yet commenced operations. Our subsidiaries may own, from time to time, REIT-qualifying assets, such as certain types of mortgage assets and rental real estate assets.

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

Taxation of Taxable U.S. Stockholders

For purposes of the discussion in this Annual Report on Form 10‑K, the term “U.S. stockholder” means a holder of our stock that is, for U.S. federal income tax purposes:

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

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will generally be taxable to U.S. stockholders as ordinary income; provided, however, that all such distributions, other than distributions which are taxable as capital gain dividends or traceable to distributions from a TRS, as are received by a pass-through entity or an individual, will be eligible for a 20% deduction from gross income starting in 2018 under the new tax laws. This eligibility for a 20% deduction will expire in 2025. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to U.S. stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each U.S. stockholder and will reduce the adjusted tax basis which each U.S. stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a U.S. stockholder’s adjusted tax basis in its stock will be taxable as capital gain and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year, but only to the extent we have any remaining undistributed earnings and profits (as computed under the Code) as of December 31st. Any portion of this distribution in excess of our previously undistributed earnings and profits as of December 31st should be treated as a distribution to our stockholders in the following calendar year for U.S. federal income tax purposes. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses. Ordinary dividends to a U.S. stockholder generally will not be eligible for the favorable tax rates (currently 20% maximum rate) for “qualified dividend income.” However, the 20% tax rate for “qualified dividend income” will apply to our ordinary REIT dividends that are attributable to (i) dividends received by us from non-REIT corporations such as a taxable REIT subsidiary, and (ii) any income on which we have paid a corporate income tax.

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

Brokers that are required to report the gross proceeds from a sale of shares on Form 1099‑B are generally required to report the customer’s adjusted basis in the shares and whether any gain or loss with respect to the shares is long-term or short-term. In some cases, there may be alternative methods of determining the basis in shares that are disposed of, in which case a broker will apply a default method of its choosing if the investor does not indicate which method it chooses to have applied.

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

Information Reporting and Backup Withholding

We report to our U.S. stockholders and the IRS the amount of dividends paid during each calendar year and the amount of any tax withheld. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to dividends paid and redemption proceeds unless the holder is a corporation or comes within other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number or social security number certifying as to no loss of exemption from backup withholding and otherwise complies with applicable requirements of the backup withholding rules. A U.S. stockholder that does not provide us with its correct taxpayer identification number or social security number may also be subject to penalties imposed by the IRS. A U.S. stockholder can meet this requirement by providing us with a correct, properly completed and executed copy of IRS Form W‑9 or a substantially similar form. Backup withholding is not an additional tax. Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability, if any, and otherwise be refundable. In addition, we may be required to withhold a portion of capital gain distributions made to any stockholders who fail to certify their non-foreign status.

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

•	a lower treaty rate applies and any required form, for example IRS Form W‑8BEN, evidencing eligibility for that reduced rate is filed by the non-U.S. stockholder with us; or
•	the non-U.S. stockholder files an IRS Form W‑8ECI with us claiming that the distribution is effectively connected income.

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

Item 1A.     RISK FACTORS

Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Below, we have described our present view of the most significant risks facing the Company. The risk factors set forth below are not the only risks that we may face or that could adversely affect us. If any of the circumstances described in the risk factors discussed in this Annual Report on Form 10‑K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and stockholders may lose all or part of their investment.

The following discussion of risk factors contains “forward-looking statements,” which may be important to understanding any statement in this Annual Report on Form 10‑K or in our other filings and public disclosures. In particular, the following information should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10‑K.

Risks Related to Our Business

Adverse developments in the residential mortgage market, the real estate market, and the broader financial and capital markets, as well as in the U.S. economy and the broader global economy, may adversely affect our business, results of operations, and financial condition.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally. Significant adverse changes in financial market conditions leading to the forced sale of large quantities of mortgage-related and other financial assets would result in significant volatility in the market for mortgages and mortgage-related assets and potentially significant losses for us and certain other market participants. In addition, concerns over actual or anticipated low economic growth rates, higher levels of unemployment, or uncertainty regarding future U.S. monetary policy (particularly in light of the new presidential administration and related uncertainties) may contribute to increased interest rate volatility. In response to difficult economic conditions, there has been an increased focus by U.S. regulators, international regulators, and banking groups (such as from the Dodd-Frank legislation and Basel III accord) on increasing capital requirements for financial institutions and on greater restrictions on lending. This may have an adverse impact on the supply or value of MBS and could also make it more difficult for us as well as others in the marketplace to obtain financing on favorable terms or at all.

Congress and President Trump’s administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Changes by the U.S. government on U.S. fiscal and tax policies, trade, healthcare, immigration, foreign policies, and governmental regulations may impact the residential mortgage and real estate markets, the U.S. economy, and the broader global economy. Although we cannot predict the impact, if any, of any changes in federal policies may have on our business, they could adversely affect our business. Until we know what policy changes are made and how these changes impact our business and the business of others that compete in our markets, over the long-term, we cannot predict whether we will benefit from such changes or be negatively affected by them.

Failure to procure funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock.

Adverse developments in the mortgage market could cause one or more of our lenders to be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce liquidity. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our assets at an inopportune time when prices are depressed. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities, including MBS, and this could negatively impact the value of the securities in our portfolio, thus reducing our net book value.

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

Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or the margin requirements be increased. Possible market developments, including a sharp rise in interest rates, a change in prepayment rates, or increasing market concern about the value or liquidity of MBS, may reduce the market value of our portfolio, which may cause our lenders to require additional collateral. Under these conditions, we may determine it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining borrowings. Such sales may be at disadvantageous times, which may harm our operating results and net profitability.

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

The interest and principal payments we expect to receive on the Agency MBS in which we invest will be guaranteed by Fannie Mae and Freddie Mac. Principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. All the Agency MBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

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

Certain actions taken, or that may be taken in the future, by the U.S. government regarding monetary policy could negatively affect the availability of financing, the quantity and quality of available products, or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition.

At its January 2018 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, left the Fed Funds rate unchanged from its target range of 1.25% to 1.50%. They indicated that a gradual tightening of monetary policy would be coming sometime in 2018, as they still expected to see inflation hit the 2% target. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

The failure or delay by the U.S. government to resolve future debt ceiling or government funding crises could materially adversely affect our stock price, our business, results of operations and financial condition.

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. On February 9, 2018, Congress passed and President Trump signed into law a bill that would keep the U.S. government funded through March 23, 2018, includes approximately $400 billion in spending over the next two years, and also suspends the debt limit by one year. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and of the securities in our portfolio.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the MBS and other mortgage assets in which we invest.

The U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, has implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or extending the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners. These loan modification programs, as well as future legislative or regulatory actions that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, the MBS in which we invest.

We are subject to the risk that domestic and international crises, despite efforts by global governments to address such crises, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results.

In the years following the financial and credit crisis of 2007-2008, several large European banks experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts. There is no assurance that these and other plans and programs will be successful in addressing global credit crises or in preventing other banks from failing. If unsuccessful, this could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

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

During the past several years, we have generally borrowed on Agency MBS in a range of five to nine times the amount of our equity, although there may be times when our borrowings are above or below this range. Our leverage on Non-Agency MBS is currently approximately two times on a debt-to-allocated equity basis. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

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

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of MBS and other mortgage-related assets available to us, which could affect our ability to acquire MBS and other mortgage-related assets that satisfy our investment objectives. Rising interest rates may also cause MBS and other mortgage-related assets that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of MBS or mortgage-related assets with a yield that exceeds the borrowing cost we will incur to purchase MBS or mortgage-related assets, our ability to satisfy our investment objectives and to generate income and pay dividends in the amount expected, or at all, may be materially and adversely affected.

A change in the LIBOR setting process could affect the interest rates that borrowing agreement counterparties charge on borrowings in general. Any such change could affect our borrowing agreements and could have an adverse impact on our net interest income.

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the British Bankers’ Association to the Intercontinental Exchange Benchmark Administration, or the IBA, following authorization by the Financial Conduct Authority (the United Kingdom regulators). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative. At this time, we do not know what changes will be made by the Financial Conduct Authority. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how the change to another alternative to LIBOR will affect the interest rates that repurchase agreement counterparties and lenders charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

Our repurchase agreements and other borrowing agreements involve the risk that the market value of the securities pledged or sold by us to the borrowing agreement counterparty may decline in value, in which case the counterparty may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have additional collateral or the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, in the event that the counterparty files for bankruptcy or becomes insolvent, our securities may become subject to bankruptcy or insolvency proceedings, thus depriving us of the benefit of these assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

From time to time, we enter into interest rate swap agreements to hedge risks associated with movements in interest rates. Entities entering into interest rate swap agreements are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the Commodities Futures Trading Commission, or the CFTC, issued new rules regarding interest rate swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Although these rules do not directly affect the negotiations and terms of individual swap transactions between counterparties, they do require that after September 9, 2013, the clearing of all swap transactions occur through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of interest rate swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations. Additionally, for all interest rate swaps that we entered into prior to September 9, 2013, we are not required to clear them through the central clearinghouse and these interest rate swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions. If the swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligation under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. There may not always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

A significant portion of the Agency MBS that we acquire are adjustable-rate securities. This means that their interest rates may vary over time based upon changes in a short-term interest rate index. Therefore, in most cases, the interest rate indices and repricing terms of the MBS that we acquire and their funding sources will not be identical, thereby creating an interest rate mismatch between our assets and liabilities. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these mismatches could reduce our net income, dividend yield and the market price of our stock.

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2017, our Agency MBS had a weighted average term to next rate adjustment of approximately 27 months, while our borrowings had a weighted average term to next rate adjustment of 31 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 674 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

Increased levels of prepayments from Agency MBS may decrease our net interest income.

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We primarily purchase Agency MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2017, substantially all of our Agency MBS had been acquired at a premium.

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

Prepayments may be difficult to predict and can vary significantly over time. As a holder of MBS, on a monthly basis, we receive a payment equal to a portion of our investment principal as the underlying mortgages are prepaid. With respect to our Agency MBS, we typically receive notice of monthly principal prepayments on the fifth business day of each month (more commonly referred to as “factor day”) and receive the related scheduled payment on a specified later date, which for (a) Agency MBS guaranteed by Fannie Mae is the 25th day of that month (or the next business day thereafter); and (b) Agency MBS guaranteed by Freddie Mac is the 15th day of the following month (or the next business day thereafter). This delay between factor day and receipt of payment creates a short-term receivable for us in the amount of any such principal prepayments. In general, on the date each month that the principal prepayments are announced (factor day), the value of our MBS pledged as collateral is reduced by the amount of the prepaid principal and, as a result, our repurchase agreement counterparties will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. As the posting of such additional collateral or payment of cash to our counterparties is on or about factor day and is prior to the receipt of the payment to us by the agencies, this would reduce and, depending on the magnitude of such principal prepayments, could be material to, our liquidity. As a result, in order to meet such margin calls, we could be forced to sell assets or take other actions in order to maintain liquidity. If we were required to sell Agency MBS under adverse market conditions, we may receive sale prices lower than we might have received if we sold those securities under normal market conditions and, if these prices were lower than the amortized cost of the Agency MBS, we would incur losses. An increase in prepayment rates could have a material adverse effect on our business, financial condition and results of operations.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2017, 25% of our MBS were 15‑year fixed-rate Agency MBS, 18% of our MBS were 20-year and 30-year fixed-rate Agency MBS, and approximately 14% of our MBS were fixed-rate Non-Agency MBS.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS (including hybrid adjustable-rate MBS) are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2017, approximately 43% of our MBS were adjustable-rate securities.

A decline in the fair market value of our Non-Agency MBS could result in us recording impairments on these investments, which may have an adverse effect on our results of operations and financial condition.

A majority of our Non-Agency MBS are accounted for under ASC 310‑30, Loans and Debt Securities Acquired with Credit Deterioration (ASC 310‑30). A debt security accounted for under ASC 310‑30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents accretable yield, which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be non-accretable yield. The Company must periodically reassess the expected cash flows of loans accounted for under ASC 310‑30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes a material estimate that is susceptible to significant change.

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

Third party servicers provide for the servicing of the mortgage loans that are the underlying collateral of our Non-Agency MBS. These service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan. We have no contractual rights with respect to these service providers and their efforts may not be successful in limiting future delinquencies, defaults and losses, which could adversely affect our results of operations.

The Non-Agency MBS in which we invest, and the mortgage loans underlying the Non-Agency MBS in which we invest, are subject to delinquency, foreclosure, and loss, which could result in losses to us.

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

New assets may not be as accretive to book value as existing assets. The market value of our assets is sensitive to interest rate fluctuations. In the past as short-term interest rates increased, the market value of our existing assets has declined. As we classify most of our Agency MBS and Non-Agency MBS as available-for-sale, accounting rules require that any unrealized losses from the decline in market value that are not considered to be an other-than-temporary impairment be carried as “accumulated other comprehensive loss” in the “Stockholders’ equity” section of the consolidated balance sheets. When short-term interest rates stop increasing, or start declining, or when the interest rates on these securities reset, the market value of these assets may increase. This may be more accretive to book value than the new assets that we acquire to replace existing assets.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay dividends.

The availability of mortgage-related assets meeting our criteria depends upon, among other things, the level of activity and quality of and demand for these investments in the mortgage securitization and secondary markets. The market for these investments depends upon various factors including the level of activity in the residential real estate market, the level of and difference between short-term and long-term interest rates, incentives for issuers to securitize mortgage loans and demand for these investments by institutional investors. The size and level of activity in the residential real estate lending market depends upon various factors, including the level of interest rates, regional and national economic conditions and real estate values. To the extent we are unable to acquire a sufficient volume of mortgage-related assets meeting our criteria, our results of operations would be adversely affected. Furthermore, we cannot assure you that we will be able to acquire sufficient mortgage-related assets at spreads above our costs of funds.

We are dependent upon information systems and communication systems and their failure could significantly disrupt our business.

Our business is highly dependent upon our information and communication systems. Although we have implemented various structural and security policy enhancements to our information systems in recent years, such as a cybersecurity policy manual, employee training, and enhanced firewall, antivirus/malware protection, problems with our computer systems could still occur. Any failure or interruption of our systems, or cyber-attacks, or security breaches of our networks or systems, or of those systems of our service providers, could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results, the market price of our common stock and other securities, and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.

Computer malware, viruses, and computer hacking, phishing, and cyber-attacks have become more prevalent in our industry and may occur on our systems in the future. We rely heavily on financial, accounting, and other data processing systems, including those systems of our service providers. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of, among other third parties, our lenders), or any failure to maintain performance, reliability, and security of our technical infrastructure. As a result, such computer malware, viruses, and computer hacking, phishing and cyber-attacks may negatively affect our operations.

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

Messrs. Lloyd McAdams, Joseph E. McAdams, and others are officers and employees of our Manager and are also officers and employees of Pacific Income Advisers, Inc., or PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our Company. In addition, a trust controlled in part by Mr. Lloyd McAdams is the principal stockholder of PIA.

These officers and employees are involved in investing approximately $8.1 billion (including our assets) in MBS and other fixed income assets for institutional clients and individual investors through PIA at December 31, 2017. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our Company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

Messrs. Lloyd McAdams, Joseph E. McAdams, Charles J. Siegel, John T. Hillman, Ms. Heather U. Baines, and others are officers and employees of PIA Farmland, Inc. and its external manager, PIA, where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties leased to independent farm operators, was incorporated in February 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management, LLC, as to their time commitment. To the extent that significant time is devoted to PIA Farmland, Inc. and its external manager, this could harm our overall management and operating results. Mr. Steven Koomar, the Chief Executive Officer of PIA Farmland, Inc., has no involvement with either our Company or our Manager.

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

We depend on the diligence, experience and skill of the officers and employees of our Manager for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. The key officers of our Manager include Mr. Lloyd McAdams, our Chairman and Chief Executive Officer; Mr. Joseph E. McAdams, our President and Chief Investment Officer; Mr. Charles J. Siegel, our Chief Financial Officer, Treasurer and Secretary; Mr. Brett Roth, Senior Vice President; and Ms. Bistra Pashamova, Senior Vice President. Our dependence on our Manager is heightened by the fact that they have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Messrs. Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

With the consent of the majority of our independent directors, and with at least 180‑days’ prior written notice before the end of the calendar year, we may elect to not renew the Management Agreement at the end of the calendar year. If we elect not to renew the Management Agreement without cause, we will be required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24‑month period immediately preceding the most recently completed quarter prior to the year-end termination of the Management Agreement.

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

At December 31, 2017, if this termination event had occurred, the termination fee, based on the average annual management fee earned by our Manager during the 24‑month period immediately preceding the most recently completed quarter prior to the effective date of termination, would be approximately $23 million.

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

Under rules promulgated under the Dodd-Frank Act, our Manager is considered an investment adviser. In reliance upon the no-action letter issued by the SEC to the American Bar Association on January 18, 2012, we consider Anworth Management, LLC to be a “relying adviser,” which means that its registration as an investment adviser is integrated into the existing registration of PIA, its “filing adviser.” Anworth Management, LLC and PIA are both subject to the Investment Advisers Act of 1940 and the rules and regulations of the SEC and also are subject to examination by the SEC. Any failure by Anworth Management, LLC, PIA, or any of their respective employees to comply with such rules and regulations could cause various disciplinary actions, up to and including loss of registration status as investment advisers. Such disciplinary actions could lead to disruptions in the services provided to us which may impact our business operations and our profitability.

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

Risks Related to Our Residential Properties Business

We are in an industry that has significant competition, and we have limited operating history in this sector, which makes this business difficult to evaluate, and may affect our ability to operate this business in a profitable manner.

Historically, the single-family residential rental business consisted primarily of private individual investors in local markets and was managed individually or by small local property managers. Within the past several years, several institutional companies and REITs have entered this market and have attempted to acquire and operate single-family properties on a large-scale basis and to achieve attractive yields employing technology through a disciplined approach to acquisitions and leasing, marketing and management. Many of our competitors may be larger and have greater financial, technical, leasing, marketing and other resources than we do, which may affect our ability to acquire our target properties at attractive prices and attract quality tenants.

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

In order to qualify as a REIT, we must also determine that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. No more than 25% (20% commencing in 2018) of the total value of our assets can be stock in taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. The need to comply with these gross income and asset tests may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt, sell assets, or take other actions to make such distributions.

In order to continue to qualify as a REIT, we must distribute to stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction of dividends paid and excluding net capital gains. To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax law.

We intend to distribute our net income to stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. Our taxable income may substantially exceed our net income as determined by U.S. GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, in which case we may have taxable income in excess of cash flow from our operating activities. In such event, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may require us to take actions that may not otherwise be advisable given existing market conditions and hinder our ability to grow, which could adversely affect the value of our common stock.

Even though we elected to be taxed as REIT, we may be required to pay certain taxes.

Even though we have elected to be taxed as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income, prohibited transactions, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property, and transfer taxes, including mortgage recording taxes. In addition, in the future, we may hold some of our assets through wholly-owned TRSs. Any TRSs and any other taxable corporations in which we own an interest will be subject to U.S. federal, state, and local corporate taxes. Payment of these taxes generally would reduce our cash flow and the amount available for distribution to our stockholders.

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

Current tax law generally provides for favorable tax rates (20% maximum in the case of non-corporate stockholders) on dividends received from corporations. However, dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Notwithstanding the foregoing, however, all such dividends, other than dividends which are taxable as capital gain dividends or traceable to dividends from a TRS, as are received by a pass-through entity or an individual, will be eligible for a 20% deduction from gross income starting in 2018 under the new tax laws. This eligibility for a 20% deduction will expire in 2025. This legislation does not adversely affect the taxation of REITs or dividends paid by REITs, but the more favorable rates applicable to non-REIT corporate dividends could cause investors which are trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. Investors and potential investors should consult with their tax advisors regarding the implications of this new tax bill on any investment in our stock.

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

Misplaced reliance on legal opinions or statements by issuers of mortgage-related assets could result in a failure to comply with REIT gross income or asset tests.

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

The Investment Company Act has an exemption for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, we qualify for this exemption if we maintain at least 55% of our assets directly in qualifying assets and at least 80% of our assets must be in both the qualifying assets and other real estate related interests(and no more than 20% comprised of other miscellaneous assets). In meeting the 55% requirement under the Investment Company Act, the SEC has generally viewed the following asset types as qualifying interests: (1) assets that represent an actual interest in real estate; (2) loans or liens that are fully secured by real estate; (3) assets that can be viewed as the functional equivalent of, and provide the same economic experiencer as, an actual interest in real estate or a loan or lien fully secured by real estate, such as whole pool agency MBS. In meeting the 55% test, we treat MBS issued with respect to an underlying pool for which we hold all issued certificates as qualifying interests and partial pool agency MBS in other real estate related interests in complying with the 80% test. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to maintain our exemption from registration as an investment company by acquiring “mortgages and other liens on and interests in real estate”, we may be precluded from acquiring MBS whose yield is somewhat higher than the yield on “mortgages and other liens on and interests in real estate” that could be purchased in a manner consistent with the exemption.

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
•

changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the various economic conditions including, but not limited to, Brexit, trade imbalances, credit crisis, currency fluctuations, and the impact of other events, such as threats or actions by other nations such as North Korea and Iran, and global terrorism;

•	changes in our dividend policy and earnings or variations in operating results;
•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;
•	general economic trends and other external factors;
•	changes in financial estimates by analysts or publication of research reports about us or the real estate or specialty finance industry; and
•	loss of major repurchase agreement and other credit providers.

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

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described in this Annual Report on Form 10‑K. All distributions to our common stockholders will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

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

	2017		2016
	High	Low	High	Low
First Quarter	$5.55	$5.13	$4.82	$3.89
Second Quarter	$6.32	$5.49	$4.78	$4.59
Third Quarter	$6.20	$5.92	$5.16	$4.61
Fourth Quarter	$6.08	$5.40	$5.38	$4.72

Holders

As of February 23, 2018, there were approximately 738 record holders of our common stock. On February 23, 2018, the last reported sale price of our common stock on the New York Stock Exchange was $4.84 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on our Board’s evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash
	Dividends
	Per	Date
	Common	Dividends
	Share	Declared
2017
First quarter ended March 31, 2017	$0.15	March 15, 2017
Second quarter ended June 30, 2017	$0.15	June 15, 2017
Third quarter ended September 30, 2017	$0.15	September 15, 2017
Fourth quarter ended December 31, 2017	$0.15	December 15, 2017
2016
First quarter ended March 31, 2016	$0.15	March 17, 2016
Second quarter ended June 30, 2016	$0.15	June 16, 2016
Third quarter ended September 30, 2016	$0.15	September 15, 2016
Fourth quarter ended December 31, 2016	$0.15	December 16, 2016

Issuer Purchase of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average	Announced	Under the
	Purchased or	Price Paid	Plans or	Plans or
Period	Issued	per Share	Programs	Programs(1)

Shares purchased previously under this program:			52,969,000	3,011,281
Month #1 (October 1-31)	—	$—	52,969,000	3,011,281
Month #2 (November 1-30)	—	$—	52,969,000	3,011,281
Month #3 (December 1-31)	—	$—	52,969,000	3,011,281
Total shares purchased this quarter	—			3,011,281
Total shares issued under the 2015 DRP Plan available for repurchase	65,353			—
Total shares available for repurchase at December 31, 2017				3,076,634

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

During the year ended December 31, 2017, we did not repurchase any shares of our common stock under our share repurchase program.

Total Return Comparison

The following graph presents a cumulative total stockholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

Total Return Performance
250
200
150
100
50
Index Value
Anworth Mortgage Asset Corporation
S&P 500 Index
NAREIT Mortgage REIT Index
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Anworth Mortgage Asset Corporation	100.00	80.27	111.63	104.47	140.24	159.49
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
NAREIT Mortgage REIT Index	100.00	98.04	115.57	105.31	129.38	154.98

The cumulative total stockholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2012 in our common stock, that $100 was invested in each of the indices on December 31, 2012 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.     SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements included in this Annual Report on Form 10‑K. The selected financial data as of December 31, 2015, 2014, and 2013 and for the years ended December 31, 2014 and 2013 are derived from audited consolidated financial statements not included in this Annual Report on Form 10‑K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included in this Annual Report on Form 10‑K beginning on page F‑1.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands, except per share data and days)
Statements of Operations Data
Days in period	365	366	365	365	365
Interest income net of amortization of premium and discount	$142,748	$140,452	$145,498	$156,567	$174,784
Interest expense	(82,519)	(70,420)	(43,621)	(79,907)	(92,970)
Provision for loan losses	—	—	(203)	—	—
Net interest income	$60,229	$70,032	$101,674	$76,660	$81,814
Expenses	(13,305)	(14,219)	(13,980)	(17,754)	(15,728)
Other income (loss)	7,448	(33,320)	(72,990)	(30,287)	9,634
Net income	$54,372	$22,493	$14,704	$28,619	$75,720
Dividends on preferred stock	(8,173)	(6,583)	(6,437)	(5,716)	(5,736)
Net income available to common stockholders	$46,199	$15,910	$8,267	$22,903	$69,984
Basic earnings per common share	$0.48	$0.17	$0.08	$0.18	$0.49
Diluted earnings per common share	$0.47	$0.17	$0.08	$0.18	$0.49
Average number of shares outstanding	96,764	96,408	103,412	123,949	142,455
Average number of diluted shares outstanding	100,479	101,068	107,751	128,057	146,400

	As of December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands, except per share data)
Balance Sheets Data
Agency MBS	$4,278,797	$3,925,193	$4,892,782	$7,023,063	$8,556,367
Non-Agency MBS	$760,825	$641,246	$682,061	$199,710	$79
Residential mortgage loans held-for-investment	$639,351	$744,462	$969,172	$—	$—
Total assets	$5,765,541	$5,395,776	$6,636,340	$7,298,335	$8,619,491
Repurchase agreements	$4,365,695	$3,911,015	$4,915,528	$6,370,740	$7,580,000
Asset-backed securities issued by securitization trusts	$629,984	$728,683	$915,486	$—	$—
Junior subordinated notes	$37,380	$37,380	$37,380	$37,380	$37,380
Total liabilities	$5,068,119	$4,740,754	$5,934,189	$6,516,894	$7,717,305
Series B Preferred Stock	$19,455	$23,924	$23,924	$23,924	$23,924
Stockholders’ equity (common, Series A, and Series C Preferred)	$677,967	$631,098	$678,227	$757,517	$878,262
Number of common shares outstanding	98,137	95,718	98,944	109,234	138,717
Book value per common share	$5.91	$5.95	$6.25	$6.48	$5.98

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

The table below provides the MBS asset allocation and asset allocation between our Agency MBS, Non-Agency MBS and residential mortgage loans held-for-investment at December 31, 2017 and 2016:

	December 31,		December 31,
	2017		2016
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$4,278,797	75.34%	$3,925,193	73.91%
Non-Agency MBS	760,825	13.40	641,246	12.07
Total MBS	5,039,622	88.74	4,566,439	85.98
Residential mortgage loans held-for-investment	639,351	11.26	744,462	14.02
Total mortgage-related assets	$5,678,973	100.00%	$5,310,901	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our MBS Portfolio

At December 31, 2017 and December 31, 2016, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	December 31,	December 31,
	2017	2016
	(dollar amounts in thousands)
Fair value of MBS	$5,039,622	$4,566,439
Adjustable-rate Agency MBS less than 1-year reset	24%	40%
Adjustable-rate Agency MBS 1-2 year reset	3	2
Adjustable-rate Agency MBS 2-3 year reset	4	6
Adjustable-rate Agency MBS 3-4 year reset	1	6
Adjustable-rate Agency MBS 4-5 year reset	3	1
Adjustable-rate Agency MBS 5-7 year reset	4	9
Adjustable-rate Agency MBS 7-10 year reset	3	—
Total Adjustable-Rate Agency MBS	42%	64%
15-year fixed-rate Agency MBS	25	19
20-year and 30-year fixed-rate Agency MBS	18	3
Non-Agency MBS	15	14
Total MBS	100%	100%

Results of Operations

Years Ended December 31, 2017 and 2016

For the year ended December 31, 2017, our net income to common stockholders was approximately $46.2 million, or $0.47 per diluted share, based on a weighted average of 100.5 million fully diluted shares outstanding. This included net income of $54.4 million and the payment of preferred dividends of $8.2 million. For the year ended December 31, 2016, our net income to common stockholders was approximately $15.9 million, or $0.17 per diluted share, based on a weighted average of 101.1 million fully diluted shares outstanding. This included net income of $22.5 million and the payment of preferred dividends of $6.6 million.

Net interest income for the year ended December 31, 2017 totaled $60.2 million, or 34.1% of gross income, compared to $70 million, or 39.6% of gross income, for the year ended December 31, 2016. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other interest income less interest expense from borrowings. Interest and other interest income net of premium amortization expense for the year ended December 31, 2017 was $142.7 million, compared to $140.5 million for the year ended December 31, 2016, an increase of 1.6%, due primarily to an increase in the weighted average coupons on MBS (from 2.98% in 2016 to 3.28% in 2017), and a decrease in premium amortization expense of $2.2 million, partially offset by a decrease in the weighted average portfolio outstanding, from approximately $4.77 billion in 2016 to approximately $4.54 billion in 2017, and a decrease in interest income on residential mortgage loans of approximately $6.9  million (due to paydowns on this portfolio). Interest expense for the year ended December 31, 2017 was $82.5 million compared to $70.4 million for the year ended December 31, 2016, an increase of approximately 17.2%, which resulted primarily from an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.27% in 2016 to 1.48% in 2017, partially offset by a decrease in the average borrowings outstanding, from $4.19 billion in 2016 to $3.99 billion in 2017, and a decrease in interest expense on assets-backed securities issued by securitization trusts of approximately $5.5 million (due to paydowns on this portfolio).

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

During the year ended December 31, 2017, premium amortization expense decreased $2.2 million, or 6.2%, to $34.1 million from $36.3 million during the year ended December 31, 2016, due primarily to a lower average CPR during 2017 than in 2016 and also due to a change in the portfolio mix to more fixed-rate investments that have a lower amortized cost. The prepayment rate assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Projected long-term CPR percentages are expected to decline due to anticipated higher mortgage rates. We do not expect a significant decline in future prepayment assumptions.

The table below shows the approximate constant prepayment rate of our MBS:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
Portfolio	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
MBS	19%	22%	20%	15%	17%	19%	24%	22%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the year ended December 31, 2017, we received proceeds of approximately $716 million from the sales of Agency MBS and recognized a net loss of approximately $2.2 million, and we received proceeds of approximately $21.3 million from the sales of Non-Agency MBS and recognized a net gain of approximately $65 thousand. During the year ended December 31, 2016, we received proceeds of approximately $401 million from the sales of Agency MBS and recognized a net loss of approximately $2.1 million, and we received proceeds of approximately $18.2 million from the sales of Non-Agency MBS and recognized a net gain of approximately $137 thousand. During the year ended December 31, 2017, we sold our investments in the B-4 tranches on two of the securitization trusts and realized a gain on this sale of $378 thousand. During the year ended December 31, 2016, we sold our investments in the B1 to B3 tranches of the securitization trusts and realized a net gain of approximately $749 thousand. We had no set plan to sell any of these securities nor were we required to do so. Asset sales during 2017 and 2016 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the year ended December 31, 2017, we had unrealized gains of $2.8 million on trading investments as compared to unrealized losses of $13.8 million on trading investments during the year ended December 31, 2016. During the year ended December 31, 2017, we recognized a loss (including derivative income) of approximately $1.4 million on TBA Agency MBS, as compared to during the year ended

December 31, 2016, where we recognized a gain (including derivative income) of approximately $11.5 million on TBA Agency MBS.

During the year ended December 31, 2017, we also had a gain on interest rate swaps recognized in our statements of operations of approximately $8.3 million, consisting primarily of approximately $17.4 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying audited consolidated financial statements for additional information), partially offset by $6.8 million in net cash settlements, and approximately $2.3 million in AOCI amortization. During the year ended December 31, 2016, we also had a loss on interest rate swaps recognized in our statements of operations of approximately $27.3 million, consisting primarily of $17.2 million in net cash settlements, approximately $6.3 million in AOCI amortization, and the difference of approximately $3.8 million in the change in fair value. Also during the years ended December 31, 2017 and 2016, we had gains of approximately $262 thousand versus a loss of approximately $2.7 million, respectively, on Eurodollar Futures Contracts. During the year ended December 31, 2017, rental income increased by approximately $22 thousand due to more properties being renovated and not fully rented in 2016. During the year ended December 31, 2017, there was an impairment charge on Non-Agency MBS of approximately $2.4 million, compared to an impairment charge of approximately $1.5 million during the year ended December 31, 2016.

Total expenses were approximately $13.3 million for the year ended December 31, 2017, compared to approximately $14.2 million for the year ended December 31, 2016. For the year ended December 31, 2017, we incurred management fees of approximately $7.5 million, which is based on a percentage of our equity (see Note 12 to the accompanying audited consolidated financial statements) compared to management fees of approximately $7.9 million for the year ended December 31, 2016. “Other expenses” (as detailed in Note 16 to the accompanying audited consolidated financial statements) decreased by approximately $0.5 million.

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

The table below shows the approximate constant prepayment rate of our MBS:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
Portfolio	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
MBS	17%	19%	24%	22%	14%	19%	21%	16%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the year ended December 31, 2016, we received proceeds of approximately $401 million from the sales of Agency MBS and recognized a net loss of approximately $2.1 million, and we received proceeds of approximately $18.2 million from the sales of Non-Agency MBS and recognized a net gain of approximately $137 thousand. We had no set plan to sell any of these securities nor were we required to do so. Asset sales during 2016 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the year ended December 31, 2015, we received proceeds of approximately $720 million from the sales of Agency MBS and recognized a net loss of approximately $7.5 million. During the year ended December 31, 2015, we sold approximately $27 million of Non-Agency MBS and realized a net loss of approximately $75 thousand. During the year ended December 31, 2016, we had unrealized losses of $13.8 million on trading investments. We did not have any trading investments during 2015. We had no set plan to sell any of the MBS nor were we required to do so. Asset sales during 2015 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the years ended December 31, 2016 and 2015, we recognized gains (including derivative income) of approximately $11.5 million and $9.3 million, respectively, on TBA Agency MBS.

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

Financial Condition

MBS Portfolio

At December 31, 2017, we held Agency MBS which had an amortized cost of approximately $4.27 billion, consisting primarily of approximately $2.11 billion of adjustable-rate MBS and approximately $2.16 billion of fixed-rate

MBS. This amount represents an approximate 10.1% increase from the $3.9 billion held at December 31, 2016. This increase was due primarily to acquisitions primarily in fixed-rate Agency MBS. Of the adjustable-rate Agency MBS owned by us, 59% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 41% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At December 31, 2017, the Non-Agency MBS had an amortized cost of approximately $730.6 million, a fair value of approximately $760.8 million, and a contractually required principal of approximately $916.8 million. At December 31, 2016, the Non-Agency MBS had an amortized cost of approximately $639.7 million, a fair value of approximately $641.2 million, and a contractually required principal of approximately $781.2 million.

The following table presents a schedule of our MBS at fair value owned at December 31, 2017 and December 31, 2016, classified by type of issuer:

	December 31, 2017		December 31, 2016
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$2,597,697	51.5%	$2,187,399	47.9%
Freddie Mac (FHLMC)	1,681,100	33.4	1,729,320	37.9
Ginnie Mae (GNMA)	—	—	8,474	0.2
Non-Agency MBS	760,825	15.1	641,246	14.0
Total MBS	$5,039,622	100.0%	$4,566,439	100.0%

The following table classifies our portfolio of MBS owned at December 31, 2017 and December 31, 2016 by type of interest rate index:

	December 31, 2017		December 31, 2016
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$548	—%	$691	—%
Six-month LIBOR	20,485	0.4	28,743	0.6
One-year LIBOR	1,996,391	39.6	2,757,092	60.4
Six-month certificate of deposit	464	—	605	—
Six-month constant maturity treasury	4	—	50	—
One-year constant maturity treasury	78,422	1.6	131,360	2.9
Cost of Funds Index	40,229	0.8	7,663	0.2
15-year fixed-rate	1,261,827	25.0	853,956	18.7
20-year and 30-year fixed-rate	880,427	17.5	145,033	3.2
Total Agency MBS	$4,278,797	84.9%	$3,925,193	86.0%
Non-Agency MBS	760,825	15.1	641,246	14.0
Total MBS	$5,039,622	100.0%	$4,566,439	100.0%

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

Agency MBS

The weighted average coupon and average amortized cost of our Agency MBS at December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016 were as follows:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2017	2016
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.45%	3.40%	3.25%	3.11%	2.90%
Hybrid adjustable-rate Agency MBS	2.44	2.45	2.43	2.44	2.44
15-year fixed-rate Agency MBS	2.79	2.79	2.60	2.61	2.61
20-year and 30-year fixed-rate Agency MBS	3.53	3.54	4.06	4.27	4.28
Total Agency MBS	3.07%	3.03%	2.94%	2.84%	2.75%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.81%	102.89%	102.86%	103.07%	103.09%
Hybrid adjustable-rate Agency MBS	102.67	102.70	102.79	102.80	102.89
15-year fixed-rate Agency MBS	102.40	102.44	102.83	102.90	102.95
20-year and 30-year fixed-rate Agency MBS	103.62	103.70	103.53	103.31	103.30
Total Agency MBS	102.83%	102.84%	102.87%	102.96%	103.01%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.99%	2.95%	2.86%	2.76%	2.67%

At December 31, 2017 and December 31, 2016, the unamortized net premium paid for our Agency MBS was approximately $117.5 million and $113.7 million, respectively.

Non-Agency MBS

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

The following table summarizes our Non-Agency MBS portfolio at December 31, 2017 and December 31, 2016:

December 31, 2017

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Prime	$42,381	$41,378	$50,820	81%	4.75%	5.56%
Alt-A	569,979	544,948	714,396	76%	5.56%	5.41%
Subprime	20,998	19,610	21,654	91%	4.03%	5.39%
Non-performing	94,245	93,715	94,228	99%	5.20%	5.71%
Agency Risk Transfer	33,222	30,973	35,750	87%	4.14%	5.94%
Total Non-Agency MBS	$760,825	$730,624	$916,848	80%	5.39%	5.48%

December 31, 2016

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Prime	$48,917	$49,045	$60,033	82%	4.59%	5.46%
Alt-A	399,135	395,893	519,500	76%	5.40%	5.39%
Subprime	31,629	31,216	33,643	93%	4.07%	5.21%
Non-performing	153,514	155,594	157,021	99%	4.65%	5.45%
Agency Risk Transfer	8,045	7,955	11,000	72%	3.75%	6.27%
Paydowns receivable	6	—	—	—	—	—
Total Non-Agency MBS	$641,246	$639,703	$781,197	82%	5.10%	5.41%

At December 31, 2017 and December 31, 2016, the unamortized net discount on our Non-Agency MBS was approximately $186.2 million and $141.5 million, respectively.

Financing

The following information pertains to our repurchase agreement borrowings at December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and December 31, 2015:

	December 31,	September 30,	June 30,	March 31,	December 31,	December 31,
	2017	2017	2017	2017	2016	2015
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,845,000	$3,865,000	$3,460,000	$3,295,000	$3,500,000	$4,430,000
Repurchase agreements for Non-Agency MBS	520,695	477,848	442,453	470,317	411,015	485,528
Total repurchase agreements outstanding	$4,365,695	$4,342,848	$3,902,453	$3,765,317	$3,911,015	$4,915,528
Average repurchase agreements outstanding during the quarter	$4,424,295	$4,077,319	$3,627,123	$3,841,984	$3,965,371	$5,520,559
Average repurchase agreements outstanding during the year	$3,994,507	N/A	N/A	N/A	$4,192,442	$6,012,480
Maximum monthly amount during the quarter	$4,434,518	$4,342,848	$3,902,453	$3,883,728	$4,005,531	$5,671,121
Maximum monthly amount during the year	$4,434,518	N/A	N/A	N/A	$4,699,246	$6,310,761
Average interest rate on outstanding repurchase agreements	1.64%	1.47%	1.36%	1.13%	1.04%	0.73%
Average days to maturity	31 days	29 days	26 days	37 days	37 days	27 days
Average interest rate after adjusting for interest rate swaps	1.77%	1.57%	1.57%	1.34%	1.31%	1.39%
Weighted average maturity after adjusting for interest rate swaps	674 days	603 days	524 days	465 days	488 days	736 days

At December 31, 2017, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	2,015,000	1.46	520,695	2.87	2,535,695	1.75
30 days to 90 days	1,830,000	1.48	—	—	1,830,000	1.48
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,845,000	1.47%	$520,695	2.87%	$4,365,695	1.64%
Weighted average maturity	33 days		14 days		31 days
Weighted average interest rate after adjusting for interest rate swaps					1.77%
Weighted average maturity after adjusting for interest rate swaps					674 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,073,852		$661,445		$4,735,297

At December 31, 2016, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

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

At December 31, 2017, the current yield on our Agency MBS increased to 2.99% from 2.67% at December 31, 2016. This was due primarily to the increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 32 basis points from December 31, 2016. For the three months ended December 31, 2017, the weighted average coupon for our total Agency MBS increased by 4 basis points. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining due to the Company’s repurchases of its common stock, which is the basis for the leveraging of the repurchase agreements.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions increased from 1.31% at December 31, 2016 to 1.77% at December 31, 2017. The increase was due primarily to an  increase in the weighted average repurchase agreement rate, from 1.04% at December 31, 2016 to 1.64% at December 31, 2017. The weighted average term to next rate adjustment after adjusting for interest rate swap transactions increased from 488 days at December 31, 2016 to 674 days at December, 31, 2017. This was due primarily to the increase in the average maturity of our swap agreements as shown in the table below under “Hedging Strategies.”

Residential Mortgage Loan Held-for-Investment

At December 31, 2017, we owned approximately $9.4 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the audited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying audited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At December 31, 2017, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.1 million. At December 31, 2016, we owned 88 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $14.3 million

Hedging Strategies

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or interest rate swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. Interest rate swaps are derivative instruments as defined by ASC 815‑10. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed-rate of interest during the term of the interest rate swaps and we receive a payment that varies with the three-month LIBOR rate.

The following table pertains to all of our interest rate swaps and Eurodollar Futures Contracts at each quarter end for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Aggregate notional amount of interest rate swaps	$1.671 billion	$1.836 billion	$2.281 billion	$2.681 billion	$3.326 billion	$2.496 billion	$2.046 billion	$1.771 billion
Average maturity of interest rate swaps	2.8 years	3.1 years	3.1 years	3.1 years	2.4 years	2.4 years	2.5 years	2.8 years
Weighted average fixed-rate paid on interest rate swaps	1.56%	1.67%	1.51%	1.65%	1.23%	1.26%	1.34%	1.51%
Aggregate notional amount of Eurodollars Futures Contracts	$0.55 billion	$—	$—	$—	$3.95 billion	$3.35 billion	$2.35 billion	$1.25 billion

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At December 31, 2017, the net unrealized loss in AOCI on the interest rate swaps was approximately $15.3 million as compared to an unrealized loss of approximately $17.8 million at December 31, 2016.

Each Eurodollar Futures Contract embodied $1 million of notional value. We did not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value were recognized in earnings in the period in which the changes occurred. At December 31, 2017, we did not have any Eurodollar Futures Contracts outstanding. At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount. The effective term of these contracts was three months.

At December 31, 2017, we had approximately $750 million in notional amount of TBA Agency MBS. At December 31, 2016, we had approximately $605 million in notional amount of TBA Agency MBS.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 8 and 14 to the accompanying audited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $4.37 billion at December 31, 2017. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $4.07 billion in Agency MBS and approximately $661.4 million in Non-Agency MBS. Our other significant sources of funds for the year ended December 31, 2017 consisted of payments of principal from our Agency MBS portfolio in the amount of $1.149 billion and proceeds from the sales of MBS of approximately $737 million.

For the year ended December 31, 2017, there was a net decrease in cash and cash equivalents of approximately $18.8 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2017 was approximately $87.3 million. This is comprised primarily of net income of $54.3 million and adding back the following non-cash items: the amortization of premium and discounts on Agency MBS of approximately $34.1 million; accretion of discounts on Non-Agency MBS of approximately $3.5 million; depreciation on rental properties of $465 thousand; loss on sales of MBS of approximately $2.2 million; the amortization of restricted stock of $82 thousand; loss on derivatives, net of derivative income on TBA Agency MBS, of approximately $1.4 million; and impairment charge on Non-Agency MBS of approximately $2.4 million, partially offset by gain on interest rate swaps of approximately $8.3 million; periodic net settlements on interest rate swaps of approximately $6.7 million; unrealized gain on Trading Agency MBS of approximately $2.8 million; gain on sale of residential mortgage loans of $378 thousand; gain on Eurodollar Futures Contracts of $262 thousand; accretion of discount on securitized loans of approximately $150 thousand; and recovery on Non-Agency MBS of $2 thousand. Net cash provided by operating activities also included a decrease in prepaid expense of approximately $415 thousand; an increase in accrued interest payable of approximately $7.7 million; and a  decrease in restricted cash of approximately $1.5 million, partially offset by an increase in interest receivable of approximately $1.4 million and a decrease in accrued expenses of approximately $0.8 million.

•

Net cash used in investing activities for the year ended December 31, 2017 was approximately $500.7  million, which consisted of $1.149 billion from principal payments on MBS; proceeds from sales of MBS of approximately $737 million; proceeds from sales of residential mortgage loans of approximately $6.8 million; payments on residential mortgage loans held-for-investment of approximately $134 thousand, partially offset by purchases of MBS of approximately $2.39 billion; and improvements on residential properties of approximately $346 thousand.

•

Net cash provided by financing activities for the year ended December 31, 2017 was approximately $394.6  million. This consisted of borrowings on repurchase agreements of approximately $26.868 billion, offset by repayments on repurchase agreements of approximately $26.413 billion; proceeds from sales of Series C Preferred Stock of approximately $42.3 million; and proceeds from sales of common stock of approximately $3.8 million, partially offset by dividends paid of $58 million on common stock; dividends paid of approximately $7.6 million on preferred stock; settlements on terminated interest rate swaps of approximately $27.4 million; and net settlements on TBA Agency MBS of approximately $13.3 million.

Relative to our MBS portfolio at December 31, 2017, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to 3 months. At December 31, 2017, we had borrowed funds under repurchase agreements with 20 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2017 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 5.65x at December 31, 2016 to 5.94x at December 31, 2017. The increase in leverage was due primarily to an increase in repurchase agreements outstanding, from $3.91 billion at December 31, 2016 to $4.37 billion at December 31, 2017, partially offset by an increase in all capital (as described above), from $692.4 million at December 31, 2016 to $734.8 million at December 31, 2017.

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

During the year ended December 31, 2017, we raised approximately $3.78 million in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2017, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, and Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the year ended December 31, 2017, we sold an aggregate of 1,503,141 shares of our Series C Preferred Stock and an aggregate of 177,000 shares of our Series B Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $37.1 million and $5.21 million, respectively. At December 31, 2017, there was approximately $152.7 million available for sale and issuance under the FBR Sales Agreement.

During the year ended December 31, 2017, there were 12 transactions to convert shares of our Series B Preferred Stock into shares of our common stock as follows: an aggregate of 384,345 shares of Series B Preferred Stock into an aggregate of 1,862,880 shares of common stock at the then-current conversion rate of 4.8469; 1,457 shares of Series B Preferred Stock into 7,110 shares of common stock at the then-current conversion rate of 4.8804; and an aggregate of 21,095 shares of Series B Preferred Stock into an aggregate of 103,729 shares of common stock at the then-current conversion rate of 4.9174.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permitted us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the year ended December 31, 2017, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

The following table represents the contractual obligations at December 31, 2017 of the Company:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Repurchase agreements(1)	$4,365,695	$4,365,695	$—	$—	$—
Junior subordinated notes(2)	37,380	—	—	—	37,380
Lease commitment	2,366	499	1,044	823	—
Total	$4,405,441	$4,366,194	$1,044	$823	$37,380

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these as more fully described in Note 7 to the accompanying audited consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for most of our Agency MBS and for our Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at December 31, 2017 was $678 million. Common stockholders’ equity was approximately $580.2 million, or a book value of $5.91 per share. “Common stockholders’ equity” serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive fair value changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized income” on available-for-sale Agency MBS was approximately $2.1 million, or 0.05% of the amortized cost of our Agency MBS, at December 31, 2017. This, along with “accumulated other comprehensive loss, derivatives” of approximately $15.3 million and “accumulated other comprehensive income on Non-Agency MBS” of approximately $30.2 million, constitutes the total “accumulated other comprehensive gain” of approximately 17.0 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: core earnings (including per common share), total interest income, and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles the Company’s net income to common stockholders for the three months and for the year ended ended December 31, 2017 to core earnings for the same period. Core earnings represents net income to common stockholders (which is the nearest comparable GAAP measure) adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three months and for the year ended December 31, 2017 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

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

•	the adjustment for an impairment charge on Non-Agency MBS is more reflective of current core earnings, as this charge represents future loss expectations;
•	the adjustment for depreciation expense on residential rental properties is a non-cash item and is added back by other companies to derive funds from operations; and
•

the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies.

These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the three months and for the year ended December 31, 2017. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended		Year Ended
	December 31, 2017		December 31, 2017
	Amount	Per Share	Amount	Per Share
	(in thousands)		(in thousands)
Net income to common stockholders	$13,926	$0.14	$46,199	$0.48
Adjustments to derive core earnings:
Loss on sales of MBS and residential mortgage loans, net	—	—	1,790	0.02
Impairment charge on Non-Agency MBS(1)	—	—	2,399	0.02
Unrealized loss (gain) on Agency MBS held as trading investments	7,279	0.07	(2,793)	(0.03)
Gain on interest rate swaps	(12,267)	(0.13)	(8,310)	(0.09)
Loss on derivatives-TBA Agency MBS, net	2,146	0.02	1,440	0.02
Gain on derivatives-Eurodollar Futures Contracts	—	—	(262)	—
Recovery on Non-Agency MBS	—	—	(2)	—
Amortization of other comprehensive income on de-designated interest rate swaps(2)	(291)	—	79	—
Periodic net settlement on interest rate swaps after de-designation(3)	(1,150)	(0.01)	(6,793)	(0.07)
Dollar roll income on TBA Agency MBS(4)	2,616	0.03	10,854	0.11
Premium amortization on Agency MBS	7,968	0.08	34,080	0.35
Paydown expense(5)	(6,377)	(0.06)	(28,074)	(0.29)
Depreciation expense on residential rental properties(6)	117	—	465	0.01
Core earnings	$13,967	$0.14	$51,072	$0.53
Basic weighted average number of shares outstanding	98,074		96,764

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

(4)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of both the “Gain on derivatives-TBA Agency MBS” and “Derivative income-TBA Agency MBS” that are shown on the Company’s financial statements.

(5)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.
(6)	Depreciation expense is added back in the core earnings calculation, as it is a non-cash item, and it is similarly added back in other companies’ calculation of core earnings or funds from operations.

Effective Net Interest Rate Spread

	Three Months Ended		Year Ended
	December 31, 2017		December 31, 2017
		Annualized		Annualized
	Amount	Percentage	Amount	Percentage
	(in thousands)		(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$40,035	2.83%	$142,748	2.72%
Income-rental properties	413	0.03	1,710	0.04
Dollar roll income on TBA Agency MBS(1)	2,616	0.19	10,854	0.21
Premium amortization on Agency MBS	7,968	0.56	34,080	0.65
Paydown expense on Agency MBS(2)	(6,377)	(0.45)	(28,074)	(0.54)
Total interest and other income and average asset yield, including TBA dollar roll income	$44,655	3.16%	$161,318	3.08%
Effective Cost of Funds:
Total interest expense	$23,650	1.86%	$82,519	1.73%
Periodic net settlement on interest rate swaps after de-designation(3)	1,150	0.09	6,793	0.14
Amortization of other comprehensive income on de-designated interest rate swaps(4)	(291)	(0.03)	79	—
Effective total interest expense and effective cost of funds	$24,509	1.92%	$89,391	1.87%
Effective net interest rate spread		1.24%		1.21%
Average earning assets	$5,657,184		$5,241,191
Average borrowings	$5,098,816		$4,781,139

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

The Company has reviewed ASU 2014-09, “Revenue From Contracts With Customers” and its related pronouncements and guidelines. This ASU will be effective beginning with the quarter ending March 31, 2018. Our revenue streams are from investments in MBS and residential mortgage loans held-for-investment. These are considered financial instruments under ASU 2014-09 and are excluded from the scope of this ASU, as they are covered under various other ASC topics. A smaller portion of our business is the ownership and rental of residential properties. These residential properties leases are also excluded from ASU 2014-09, as they are covered under ASC 840, “Leases.” All of our leases are short-term, being one year or less.

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2017 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations. For more detail on the fair value of our Agency MBS, see Note 8 to the accompanying audited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2017 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying audited consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which will become effective beginning with the quarter ending March 31, 2018. This ASU will require public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The Company believes it is already using this concept to disclose the fair value of its financial instruments.

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

Prior to March 18, 2014 and August 22, 2014, when on those dates we de-designated our interest rate swaps from hedge accounting, on the date we entered into a derivative contract, we designated the derivative as a hedge of the variability of cash flows that were to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that were highly effective and that were designated and qualified as a cash flow hedge, to the extent that the hedge was effective, were recorded in “other comprehensive income” and reclassified to income when the forecasted transaction affected income (e.g., when periodic settlement interest payments were due on repurchase agreements). The swap agreements were carried on our balance sheets at their fair value based on values obtained from large financial institutions who were market makers for these types of instruments. Hedge ineffectiveness, if any, was recorded in current-period income.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At December 31, 2017, none of our derivative instruments were designated as hedges for accounting purposes.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 8, and 14 to the accompanying audited consolidated financial statements.

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

Government Activity

Developments Concerning Fannie Mae and Freddie Mac

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac, which are stockholder corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. Housing market. Since 2008, Fannie Mae and Freddie Mac have been regulated by the Federal Housing Finance Agency, or the FHFA, the U.S. Department of Housing and Urban Development, the SEC, and the U.S. Department of the Treasury, or the U.S. Treasury, and are currently operating under the conservatorship of the FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities or other obligations of Fannie Mae or Freddie Mac.

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

Actions of the Federal Reserve

At its January 2018 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, left the Fed Funds rate unchanged from its target range of 1.25% to 1.50%, as they still expected to see inflation hit the 2% target. They indicated that a gradual tightening of monetary policy would be coming sometime in 2018. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. On February 9, 2018, Congress passed and President Trump signed into law a bill that would keep the U.S. government funded through March 23, 2018, includes approximately $400 billion in spending over the next two years, and also suspends the debt limit by one year. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general and also on the securities in our portfolio.

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the British Bankers’ Association to the Intercontinental Exchange Benchmark Administration, or the IBA, following authorization by the Financial Conduct Authority (the United Kingdom regulators). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative. At this time, we do not know what changes will be made by the Financial Conduct Authority. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time as to how the change to another alternative to LIBOR will affect the interest rates that repurchase agreement counterparties and lenders charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

In December 2017, Congress passed and President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act, or the TCJA. This bill will lower taxes for corporations and also for many individuals. After review, we have concluded that REIT dividends will be eligible for the 20% dividend deduction starting in 2018 under this new tax law. Investors and potential investors should consult with their tax advisors regarding the implications of this new tax bill on any investment in our stock. We cannot predict the effects this bill will have on the financial, housing, and mortgage markets as well as on the U.S. and global economies.

Subsequent Events

On January 2, 2018, the conversion rate of our Series B Preferred Stock increased from 4.9174 to 4.9673 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on December 15, 2017.

On February 28, 2018, we declared a Series A Preferred Stock dividend of $0.539063 per share, a Series B Preferred Stock dividend of $0.390625 per share and a Series C Preferred Stock dividend of $0.476563 per share, each of which is payable on April 16, 2018 to the holders of record of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, as of the close of business on March 30, 2018.

From January 2, 2018 through February 23, 2018, we issued an aggregate of 65,203 shares of our common stock at a weighted average price of $4.92 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in net proceeds to us of approximately $321 thousand.

From January 2, 2018 through February 23, 2018, we issued an aggregate of 21,295 shares of our Series C Preferred Stock at a weighted average price of $25.16 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $530 thousand.

From January 2, 2018 through February 23, 2018, three interest rate swap agreements with an aggregate notional amount of $175 million matured and we added fifteen new interest rate swap agreements with an aggregate notional amount of $575 million.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At December 31, 2017, our MBS and related borrowings will prospectively reprice based on the following time frames:

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,261,827	25.0%	$—	—%
20-year and 30-year fixed-rate investments	880,427	17.5	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	263,011	5.2	3,845,000	88.1
Greater than 3 months and less than 1 year	960,963	19.1	—	—
Greater than 1 year and less than 2 years	149,524	3.0	—	—
Greater than 2 years and less than 3 years	219,545	4.4	—	—
Greater than 3 years and less than 4 years	34,163	0.7	—	—
Greater than 4 years and less than 5 years	142,420	2.8	—	—
Greater than 5 years and less than 7 years	221,838	4.4	—	—
Greater than 7 years	145,079	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	32,850	0.6	520,695	11.9
Hybrid MBS	24,887	0.5	—	—
Fixed-rate MBS	703,088	13.9	—	—
Total MBS Portfolio	$5,039,622	100.0%	$4,365,695	100.0%

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

At December 31, 2016, our MBS and related borrowings will prospectively reprice based on the following time frames:

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$853,956	18.7%	$—	—%
20-year and 30-year fixed-rate investments	145,033	3.2	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	709,722	15.6	3,500,000	89.5
Greater than 3 months and less than 1 year	1,105,898	24.2	—	—
Greater than 1 year and less than 2 years	82,713	1.8	—	—
Greater than 2 years and less than 3 years	265,713	5.8	—	—
Greater than 3 years and less than 4 years	275,184	6.0	—	—
Greater than 4 years and less than 5 years	45,297	1.0	—	—
Greater than 5 years and less than 7 years	441,677	9.7	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	36,254	0.8	411,015	10.5
Hybrid MBS	29,045	0.6	—	—
Fixed-rate MBS	575,947	12.6	—	—
Total MBS Portfolio	$4,566,439	100.0%	$3,911,015	100.0%

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

Market Risk

Market Value Risk

Most of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At December 31, 2017, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $32.4 million from a positive adjustment (other comprehensive income) at December 31, 2016 of approximately $26.4 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at

December 31, 2017, our Agency MBS had a weighted average term to next rate adjustment of approximately 27 months while our borrowings had a weighted average term to next rate adjustment of 31 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 674 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. On February 9, 2018, Congress passed and President Trump signed into law a bill that would keep the U.S. government funded through March 23, 2018, includes approximately $400 billion in spending over the next two years, and also suspends the debt limit by one year. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates, and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2017, we had unrestricted cash of approximately $12.3 million, $204.9 million in unpledged Agency MBS, and $99.4 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on Anworth’s annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on Anworth’s projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at December 31, 2017 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swap agreements. This analysis utilized assumptions, models, and estimates of our Manager based upon our Manager’s judgment, experience, and expectations.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(2)%	(74)%	0.7%
(1)%	(26)%	0.7%
0%	0%	0%
1%	(8)%	(1.5)%
2%	(16)%	(4.1)%

The information presented in the table below projects the impact of the same sudden changes in interest rates on Anworth’s annual projected net interest income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of our interest rate swap agreements on both net interest income and portfolio value. As of December 31, 2017, the aggregate notional amount of the interest rate swap agreements was $2.681 billion and the weighted average maturity was approximately 3.1 years.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(2)%	(17)%	3.1%
(1)%	3%	1.9%
0%	0%	0%
1%	(48)%	(2.7)%
2%	(89)%	(6.5)%

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this Annual Report on Form 10‑K and are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework from 2013.  Based on our assessment, we believe that, as of December 31, 2017, Anworth’s internal control over financial reporting is effective based on the criteria set forth in the 2013 COSO Framework.

The Company’s independent auditors, RSM US LLP, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10‑K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Anworth Mortgage Asset Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Anworth Mortgage Asset Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedule and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Item 9A, “Management Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

RSM US LLP

Los Angeles, California

February 28, 2018

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers and Compensation” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2018.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officers and Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2018.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2018.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the SEC no later than April 30, 2018.

Item 14.     AUDIT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Audit Committee Report—Audit and Related Fees” in our definitive proxy statement to be filed with the SEC no later than April 30, 2018.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

(1)  The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10‑K:

•	Report of Independent Registered Public Accounting Firm, RSM US LLP;
•	Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016;
•	Consolidated Statements of Operations: For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015;
•	Consolidated Statements of Comprehensive Income: For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015;
•	Consolidated Statements of Stockholders’ Equity: For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015; and
•	Consolidated Statements of Cash Flows: For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015;
•	Notes to Consolidated Financial Statements.

(2)  Schedules to financial statements:

•	Schedule IV – Mortgage Loans on Real Estate

All other financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10‑K.

(3)   The following exhibits are either filed with, or incorporated by reference into, this Annual Report on Form 10‑K.

EXHIBIT INDEX

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

4.1

Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S‑11, Registration No. 333‑38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on November 3, 2004)

Exhibit Number	Description

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 30, 2007)

4.4	Specimen Series C Cumulative Redeemable Preferred Stock Certificate (incorporated by reference from our Registration Statement on Form 8‑A filed with the SEC on January 23, 2015)

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

10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.3*

2015 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S‑3, Registration No. 333‑202739, which became effective under the Securities Act of 1933 on March 25, 2015)

10.4

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

10.5

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10‑K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

Exhibit Number	Description
10.6*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 3, 2012)

10.7

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on August 20, 2010)

10.8

Management Agreement dated as of December 31, 2011 by and between Anworth Mortgage Asset Corporation and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 3, 2012)

10.9

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

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

DATED: February 28, 2018	ANWORTH MORTGAGE ASSET CORPORATION

/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Joseph Lloyd McAdams

/s/ CHARLES J. SIEGEL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2018
Charles J. Siegel

/s/ JOSEPH E. MCADAMS	President, Chief Investment Officer, and Director	February 28, 2018
Joseph E. McAdams

/s/ LEE A. AULT, III	Director	February 28, 2018
Lee A. Ault, III

/s/ JOE E. DAVIS	Director	February 28, 2018
Joe E. Davis

/s/ ROBERT C. DAVIS	Director	February 28, 2018
Robert C. Davis

/s/ MARK S. MARON	Director	February 28, 2018
Mark S. Maron

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Anworth Mortgage Asset Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements and schedule present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

RSM US LLP

We have served as the Company's auditor since 2008.

Los Angeles, California

February 28, 2018

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2017	2016

ASSETS
Agency MBS at fair value (including $4,073,852 and $3,707,062 pledged to counterparties at December 31, 2017 and December 31, 2016, respectively).	$4,278,797	$3,925,193
Non-Agency MBS at fair value (including $661,445 and $525,169 pledged to counterparties at December 31, 2017 and December 31, 2016, respectively).	760,825	641,246
Residential mortgage loans held-for-investment(1)	639,351	744,462
Residential real estate	14,143	14,262
Cash and cash equivalents	12,273	31,031
Restricted cash	11,157	12,390
Interest and dividends receivable	18,091	16,203
Derivative instruments at fair value	27,793	8,192
Prepaid expenses and other	3,111	2,797
Total Assets	$5,765,541	$5,395,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$15,835	$11,850
Repurchase agreements	4,365,695	3,911,015
Asset-backed securities issued by securitization trusts(1)	629,984	728,683
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	1,335	34,302
Dividends payable on preferred stock	2,272	1,660
Dividends payable on common stock	14,721	14,358
Accrued expenses and other	897	1,506
Total Liabilities	$5,068,119	$4,740,754
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $25,241, respectively); 780 and 1,010 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$19,455	$23,924
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($49,725 and $12,146, respectively); 1,989 and 486 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	48,420	11,321
Common Stock: par value $0.01 per share; authorized 200,000 shares, 98,137 shares issued and outstanding at December 31, 2017 and 95,718 shares issued and outstanding at December 31, 2016, respectively	981	957
Additional paid-in capital	980,243	966,714
Accumulated other comprehensive income consisting of unrealized gains and losses	17,021	8,648
Accumulated deficit	(415,235)	(403,079)
Total Stockholders’ Equity	$677,967	$631,098
Total Liabilities and Stockholders’ Equity	$5,765,541	$5,395,776

(1)

The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At December 31, 2017 and December 31, 2016, total assets of the consolidated VIEs were $641 million and $747 million (including accrued interest receivable of $2.1 million and $2.5 million, respectively [which is recorded above in the line item “Interest and dividends receivable”], and total liabilities were $632 million and $731 million (including accrued interest payable of $2.0 million and $2.4 million), respectively [which is recorded above in the line item “Accrued interest payable”]. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Interest and other income:
Interest-Agency MBS	$76,657	$69,912	$105,504
Interest-Non-Agency MBS	38,266	35,852	27,131
Interest-residential mortgage loans	27,720	34,637	12,819
Other interest income	105	51	44
	142,748	140,452	145,498
Interest Expense:
Interest expense on repurchase agreements	53,954	36,505	30,694
Interest expense on asset-backed securities	26,939	32,480	11,645
Interest expense on junior subordinated notes	1,626	1,435	1,282
	82,519	70,420	43,621
Net interest income	60,229	70,032	101,877
Provision for loan losses	—	—	(203)
Net interest income after provision for loan losses	60,229	70,032	101,674
Operating Expenses:
Management fee to related party	(7,503)	(7,883)	(8,791)
General and administrative expenses	(5,802)	(6,336)	(5,189)
Total operating expenses	(13,305)	(14,219)	(13,980)
Other income (loss):
Income-rental properties	1,710	1,688	1,594
(Loss) on sales of MBS	(2,168)	(1,935)	(7,583)
Impairment charge on Non-Agency MBS	(2,399)	(1,548)	—
Unrealized gain (loss) on Agency MBS held as trading investments	2,793	(13,777)	—
Gain on sales of residential mortgage loans held-for-investment	378	749	—
Gain (loss) on derivatives, net	7,132	(18,509)	(67,027)
Recovery on Non-Agency MBS	2	12	26
Total other income (loss)	7,448	(33,320)	(72,990)
Net income	$54,372	$22,493	$14,704
Dividends on preferred stock	(8,173)	(6,583)	(6,437)
Net income to common stockholders	$46,199	$15,910	$8,267
Basic earnings per common share	$0.48	$0.17	$0.08
Diluted earnings per common share	$0.47	$0.17	$0.08
Basic weighted average number of shares outstanding	96,764	96,408	103,412
Diluted weighted average number of shares outstanding	100,479	101,068	107,751

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$54,372	$22,493	$14,704
Available-for-sale Agency MBS, fair value adjustment	(24,939)	(346)	(15,961)
Reclassification adjustment for loss on sales of Agency MBS included in net income	2,233	2,072	7,508
Available-for-sale Non-Agency MBS, fair value adjustment	28,730	(690)	2,283
Reclassification adjustment for (gain) loss on sales of Non-Agency MBS included in net income	(65)	(137)	75
Unrealized gains on swap agreements	2,334	6,328	20,211
Reclassification adjustment for interest expense on swap agreements included in net income	79	472	1,814
Other comprehensive income	8,372	7,699	15,930
Comprehensive income	$62,744	$30,192	$30,634

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017, 2016, and 2015

(in thousands, except per share amounts)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain	Accum.
	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2014	1,919	—	109,234	$46,537	$—	$1,100	$1,033,015	$31,596	5	$(46,582)	$(308,154)	$757,517
Issuance of Series C Preferred Stock		434			10,039							10,039
Issuance of common stock			224			2	1,110					1,112
Redemption of common stock			(10,381)			(111)	(52,591)					(52,702)
Other comprehensive income, fair value adjustments and reclassifications								(8,453)	2,358	22,025		15,930
Net income											14,704	14,704
Shares repurchased pending retirement			(133)				(597)					(597)
Amortization of restricted stock							97					97
Dividend declared - $2.156252 per Series A preferred share											(4,140)	(4,140)
Dividend declared - $1.5625 per Series B preferred share											(1,577)	(1,577)
Dividend declared - $1.768578 per Series C preferred share											(723)	(723)
Dividend declared - $0.60 per common share											(61,433)	(61,433)
Balance, December 31, 2015	1,919	434	98,944	$46,537	$10,039	$991	$981,034	$23,143	2,363	$(24,557)	$(361,323)	$678,227
Issuance of Series C Preferred Stock		52			1,282							1,282
Issuance of common stock			235			2	1,114					1,116
Redemption of common stock			(3,461)			(36)	(15,771)					(15,807)
Other comprehensive income, fair value adjustments and reclassifications								1,726	(827)	6,800		7,699
Net income											22,493	22,493
Amortization of restricted stock							337					337
Dividend declared - $2.156252 per Series A preferred share											(4,139)	(4,139)
Dividend declared - $1.5625 per Series B preferred share											(1,577)	(1,577)
Dividend declared - $1.768578 per Series C preferred share											(867)	(867)
Dividend declared - $0.60 per common share											(57,666)	(57,666)
Balance, December 31, 2016	1,919	486	95,718	$46,537	$11,321	$957	$966,714	$24,869	1,536	$(17,757)	$(403,079)	$631,098
Issuance of Series C Preferred Stock		1,503			37,099							37,099
Issuance of common stock			642			6	3,943					3,950
Cancellation of common stock			(197)			(2)	2					—
Conversions of Series B Preferred Stock			1,974			20	9,503					9,523
Other comprehensive income, fair value adjustments and reclassifications								(22,706)	28,665	2,413		8,372
Net income											54,372	54,372
Amortization of restricted stock							81					81
Dividend declared - $2.156252 per Series A preferred share											(4,139)	(4,139)
Dividend declared - $1.5625 per Series B preferred share											(1,188)	(1,188)
Dividend declared - $1.768578 per Series C preferred share											(2,841)	(2,841)
Dividend declared - $0.60 per common share											(58,360)	(58,360)
Balance, December 31, 2017	1,919	1,989	98,137	$46,537	$48,420	$981	$980,243	$2,163	30,201	$(15,344)	$(415,235)	$677,967

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$54,372	$22,493	$14,704
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium (Agency MBS)	34,080	36,322	46,941
Amortization/accretion of market yield adjustments (Non-Agency MBS)	3,454	445	129
Accretion of discount (residential mortgage loans)	(150)	(395)	(186)
Provision for loan losses	—	—	203
Depreciation on rental properties	465	452	441
Loss on sales of MBS	2,168	1,935	7,583
Unrealized (gain) loss on Agency MBS held as trading investments	(2,793)	13,777	—
Impairment charge on Non-Agency MBS	2,399	1,548	—
Gain on sales of residential mortgage loans	(378)	(749)	—
Amortization of restricted stock	82	337	97
Recovery on Non-Agency MBS	(2)	(12)	(26)
Periodic net settlements on interest rate swaps, net of amortization	(6,714)	(16,694)	(38,738)
(Gain) loss on interest rate swaps, net	(8,310)	27,250	74,247
Loss (gain) on derivatives, net of derivative income - TBA Agency MBS	1,440	(11,464)	(9,323)
(Gain) loss on derivatives - Eurodollar Futures Contracts	(262)	2,723	2,103
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,394)	3,722	1,589
Decrease (increase) in prepaid expenses and other	415	23	(589)
Decrease (increase) in restricted cash	1,495	(884)	(234)
Increase (decrease) in accrued interest payable	7,721	(639)	(2,145)
(Decrease) increase in accrued expenses	(787)	376	(5,673)
Net cash provided by operating activities	$87,301	$80,566	$91,123
Investing Activities:
MBS Portfolios:
Proceeds from sales	$736,900	$418,995	$745,406
Purchases	(2,393,106)	(564,160)	(577,695)
Principal payments	1,148,931	1,100,463	1,395,171
Residential mortgage loans held-for-investment:
Purchases	—	—	(54,156)
Proceeds from sales	6,806	38,369	—
Principal payments	134	672	455
Residential properties purchases	(346)	(351)	(1,932)
Net cash (used in) provided by investing activities	$(500,681)	$993,988	$1,507,249
Financing Activities:
Borrowings from repurchase agreements	$26,868,172	$26,712,207	$35,456,138
Repayments on repurchase agreements	(26,413,492)	(27,716,720)	(36,911,350)
Net settlements of TBA Agency MBS Contracts	(13,259)	24,428	11,028
Settlements on terminated interest rate swaps	(27,350)	(16,055)	(28,075)
Proceeds from common stock issued (common stock repurchased), net	3,790	(14,691)	(52,186)
Proceeds on Series C Preferred Stock issued	42,312	1,282	10,039
Preferred Stock dividends paid	(7,555)	(6,558)	(6,234)
Common stock dividends paid	(57,996)	(58,170)	(61,967)
Net cash provided by (used in) financing activities	$394,622	$(1,074,277)	$(1,582,607)
Net (decrease) increase in cash and cash equivalents	(18,758)	277	15,765
Cash and cash equivalents at beginning of period	31,031	30,754	14,989
Cash and cash equivalents at end of period	$12,273	$31,031	$30,754
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$58,003	$58,624	$75,931
Common stock repurchased	$—	$15,562	$56,378
Change in payable for MBS purchased	$—	$—	$(24,624)

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

At December 31, 2017, we believe we met all REIT requirements regarding the asset tests, income tests, the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

The consolidated securitization trusts are VIEs because the securitization trusts do not have equity that meets the definition of U.S. GAAP equity at risk. In determining if a securitization trust should be consolidated, the Company evaluates (in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810‑10) whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. The Company determined that it is the primary beneficiary of certain securitization trusts because it has certain delinquency and default oversight rights on residential mortgage loans. In addition, the Company owns the most subordinated class of ABS issued by the securitization trusts and has the obligation to absorb losses and right to receive benefits from the securitization trusts that could potentially be significant to the securitization trusts. The Company assesses modifications, if any, to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Mortgage-Backed Securities

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, typically one to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. A portion of our portfolio consists of Non-Agency MBS. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify most of our MBS as available-for-sale. We have also designated a portion of our MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Accumulated other comprehensive income (loss)” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income (loss)” on the consolidated balance sheets to income (loss) on the consolidated statements of operations. Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations.

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

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at December 31, 2017 and December 31, 2016, aggregated by investment category and length of time:

December 31, 2017

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	73	$1,171,947	$(7,770)	192	$884,897	$(17,598)	265	$2,056,844	$(25,368)
Non-Agency MBS	9	$63,568	$(774)	14	$85,569	$(2,380)	23	$149,137	$(3,154)

December 31, 2016

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	120	$978,041	$(12,961)	261	$472,090	$(8,556)	381	$1,450,131	$(21,517)
Non-Agency MBS	30	$163,741	$(5,911)	36	$206,516	$(4,551)	66	$370,257	$(10,462)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At December 31, 2017, we did not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2017. At December 31, 2017, there was an aggregate of approximately $11 million in unrealized losses on Trading Agency MBS that was not included in the table above, as those losses are recognized on our statements of operations.

The unrealized losses on our investments in Non-Agency MBS were caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. During the year ended December 31, 2017, there were several bonds that were impaired for a total of approximately $2.4 million, as the cash flow projections were less favorable than previously forecasted. On the remainder of the Non-Agency MBS, at December 31, 2017, we did not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2017.

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

Derivative Financial Instruments

Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate various opportunities to mitigate this risk. Our objective is to limit the impact of interest rate changes on earnings and cash flows. The principal instruments we use to achieve this are interest rate swaps. Interest rate swaps effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swaps, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We do not issue or hold the interest rate swaps for speculative purposes.

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

Accounting for Derivative and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Gain (loss) on derivatives” and specifically identified as either relating to interest rate swaps or TBA Agency MBS. For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815‑10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a “cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements). Hedge ineffectiveness, if any, is recorded in current period income.

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our interest rate swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our interest rate swaps, changes in the fair value of these interest rate swaps are recorded in “Gain (loss) on interest rate swaps, net” in our consolidated statements of operations rather than in AOCI. Also, net interest paid or received on these interest rate swaps, which was previously recognized in interest expense, is instead recognized in “Gain (loss) on interest rate swaps, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

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

Credit Risk

At December 31, 2017, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to credit losses that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. Based on the criteria in ASC 320‑10, the determination of whether a security is other-than-temporarily impaired, or OTTI, involves judgments and assumptions based on both subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover its amortized cost basis (i.e., there is a credit-related loss). The following are among, but not all of, the factors considered in determining whether and to what extent an OTTI exists and the portion that is related to credit loss: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired, is also subjective and therefore constitutes material estimates that are susceptible to significant change.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2017 relative to any tax positions taken prior to January 1, 2017. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2017. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2012 and 2011, respectively.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on our balance sheets using the guidance in ASC 480‑10‑S99. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified our Series B Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series B Preferred Stock should be bifurcated under the guidance in ASC 815‑10 and have determined that bifurcation is not necessary.

Stock-Based Expense

In accordance with ASC 718‑10, any expense relating to share-based payment transactions is recognized in the audited consolidated financial statements.

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

The computation of EPS for the years ended December 31, 2017, 2016, and 2015 are as follows:

	Net Income
	Available to
	Common	Average	Earnings
	Stockholders	Shares	per Share
For the year ended December 31, 2017	(in thousands)
Basic EPS	$46,199	96,764	$0.48
Effect of dilutive securities	1,188	3,715	(0.01)
Diluted EPS	$47,387	100,479	$0.47
For the year ended December 31, 2016
Basic EPS	$15,910	96,408	$0.17
Effect of dilutive securities	1,577	4,660	—
Diluted EPS	$17,487	101,068	$0.17
For the year ended December 31, 2015
Basic EPS	$8,267	103,412	$0.08
Effect of dilutive securities	1,577	4,339	—
Diluted EPS	$9,844	107,751	$0.08

For the years ended December 31, 2017, 2016, and 2015, there were no options outstanding to purchase shares of our common stock.

Accumulated Other Comprehensive Income

In accordance with ASC 220‑10‑55‑2, total comprehensive income is divided into net income and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments. In accordance with ASU 2013‑02, we have identified, in our Statements of Comprehensive Income, items that are reclassified and included in our statements of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU requires companies to recognize revenue in a way that shows the transfer of goods or services to customers in amounts that reflect the payment that a company expects to be entitled to in exchange for those goods or services. To do that, companies will now have to go through a five-step process: (1) tie the contract to a customer; (2)identify the contract’s performance obligations; (3) determine the transaction price; (4) connect the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) a company satisfies the performance obligation. This ASU only affects an entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within other standards (i.e. insurance contracts or lease contracts). On March 17, 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU affects the guidance in ASU 2014-09 on how an entity should identify the unit of accounting for the principal versus agent evaluations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing.” This ASU affects the guidance in ASU 2014-09 on how performance obligations affect contracts and also provide guidance on licensing agreements. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical

Expedients.” This ASU affects the guidance in ASU 2014-09 by clarifying various implementation guidance on the five step process detailed in ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers.” The amendments in this ASU affect various aspects of the guidelines issued in ASU 2014-09. These ASUs will become effective beginning with the quarter ending March 31, 2018. Based on our revenue types, we do not believe that ASUs 2014-09, 2016-08, 2016-10, 2016-12, and 2016-20 will have a material impact on our financial statements. Our revenue streams are from investments in MBS and residential mortgage loans held-for-investment. These are considered financial instruments under ASU 2014-09 and are excluded from the scope of this ASU, as they are covered under various other ASC topics. A smaller portion of our business is the ownership and rental of residential properties. These residential properties leases are also excluded from ASU 2014-09, as they are covered under ASC 840, “Leases.” All of our leases are short-term, being one year or less.

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

In January 2017, the FASB issued ASU 2017‑03, “Accounting Changes and Error Corrections (Topic 250) and Investment-Equity Method and Joint Ventures (Topic 323).” This ASU applies to ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606),” ASU 2016‑02, “Leases (Topic 842),” and ASU 2016‑13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU relates to a SEC Staff Announcement that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M.) Consistent with Topic 11.M, if a registrant does not know, or cannot reasonably estimate, the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements, then, in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The part of this ASU that relates to Topic 323 does not apply to the Company as it relates to the accounting for investments in qualified affordable housing projects, and the Company does not have any such projects. This ASU not only applies immediately to the disclosures of the ASUs listed above, but also applies to any subsequent amendments to guidance in the ASUs that are issued prior to a registrant’s adoption of the aforementioned ASUs. We do not believe that this ASU will have a material impact on our financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvement to Accounting for Hedging Activities.” The amendments in this ASU are intended to more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. Additionally, by aligning the timing and recognition of hedge results with the earnings effects of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements.  This ASU will become effective for public entities beginning with the quarter ending March 31, 2019. As the Company no longer uses hedge accounting, we do not believe that this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps. The following table represents the Company’s restricted cash balances at December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
	(in thousands)
Restricted cash - swap margin calls	$11,157	$12,390

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS at December 31, 2017 and December 31, 2016, which are carried at their fair value:

December 31, 2017

				Total	Non-Agency	Total
By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS
	(in thousands)
Amortized cost	$—	$1,678,835	$2,594,496	$4,273,331	$730,624	$5,003,955
Paydowns receivable(2)	—	13,873	—	13,873	—	13,873
Unrealized gains	—	6,597	21,348	27,945	33,355	61,300
Unrealized losses	—	(18,205)	(18,147)	(36,352)	(3,154)	(39,506)
Fair value	$—	$1,681,100	$2,597,697	$4,278,797	$760,825	$5,039,622

(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $909.2 million, an unrealized loss of $11 million, and a fair value of $898.2 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

				20-Year and
			15-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate(1)	Fixed-Rate	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$1,249,366	$863,762	$1,277,570	$882,633	$4,273,331	$730,624	$5,003,955
Paydowns receivable(2)	5,943	7,930	—	—	13,873	—	13,873
Unrealized gains	23,425	833	595	3,092	27,945	33,355	61,300
Unrealized losses	(1,871)	(12,845)	(16,338)	(5,298)	(36,352)	(3,154)	(39,506)
Fair value	$1,276,863	$859,680	$1,261,827	$880,427	$4,278,797	$760,825	$5,039,622

(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $909.2 million, an unrealized loss of $11 million, and a fair value of $898.2 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the year ended December 31, 2017, we received proceeds of approximately $716 million from the sales of Agency MBS and recognized gross realized losses on sales of approximately $4.3 million and gross realized gains of approximately $2.1 million. During the year ended December 31, 2016, we received proceeds of approximately $401 million from the sales of Agency MBS and recognized gross realized losses on sales of approximately $3.5 million and gross realized gains of approximately $1.4 million. During the year ended December 31, 2017, we had gross unrealized gains on trading investments of $2.8 million, compared to gross unrealized losses on trading investments of $13.8 million during the year ended December 31, 2016.

During the year ended December 31, 2017, we sold approximately $21.3 million of Non-Agency MBS and recognized a gross gain of approximately $65 thousand. During the year ended December 31, 2016, we sold approximately $18.2 million of Non-Agency MBS and recognized a gross gain of approximately $137 thousand.

December 31, 2016

				Total	Non-Agency	Total
By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS
	(in thousands)
Amortized cost	$8,601	$1,709,839	$2,164,171	$3,882,611	$639,703	$4,522,314
Paydowns receivable(2)(3)	—	31,130	—	31,130	6	31,136
Unrealized gains	3	10,652	36,069	46,724	11,999	58,723
Unrealized losses	(130)	(22,301)	(12,841)	(35,272)	(10,462)	(45,734)
Fair value	$8,474	$1,729,320	$2,187,399	$3,925,193	$641,246	$4,566,439

(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $497 million, an unrealized loss of $13.8 million, and a fair value of $483.2 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(3)	Paydowns receivable on Non-Agency MBS represent when we receive notice of prepayments but do not receive the actual cash until the following month.

				20-Year and	Total
			15-Year	30-Year	Agency	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate(1)	Fixed-Rate	MBS	MBS	MBS
	(in thousands)
Amortized cost	$1,762,550	$1,106,680	$872,741	$140,640	$3,882,611	$639,703	$4,522,314
Paydowns receivable(2)(3)	16,164	14,966	—	—	31,130	6	31,136
Unrealized gains	40,066	1,096	1,142	4,420	46,724	11,999	58,723
Unrealized losses	(3,162)	(12,156)	(19,927)	(27)	(35,272)	(10,462)	(45,734)
Fair value	$1,815,618	$1,110,586	$853,956	$145,033	$3,925,193	$641,246	$4,566,439

(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $497 million, an unrealized loss of $13.8 million, and a fair value of $483.2 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(3)	Paydowns receivable on Non-Agency MBS represent when we receive notice of prepayments but do not receive the actual cash until the following month.

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the year ended December 31, 2017 and cumulatively at December 31, 2017 and December 31, 2016:

	Change During the
	Year Ended	At	At
	December 31,	December 31,	December 31,
	2017	2017	2016
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$199,068	$798,347	$599,279
Contractual principal not expected to be collected (non-accretable yield)	(109,189)	(332,480)	(223,291)
Expected cash flows to be collected	89,879	465,867	375,988
Market yield adjustment	63,621	147,198	83,577
Unrealized gain, net	24,925	28,525	3,600
Fair value	178,425	641,590	463,165
Fair value of other Non-Agency MBS (without credit deterioration)	(58,846)	119,235	178,081

Total fair value of Non-Agency MBS	$119,579	$760,825	$641,246

The following table presents the change for the years ended December 31, 2017 and December 31, 2016 of the components of the Company’s purchase discount on its Non-Agency MBS between the amount designated as the market yield adjustments and the non-accretable difference:

	For the Year Ended December 31,
	2017		2016
	Market Yield	Non-	Market Yield	Non-
	Adjustment	Accretable	Adjustment	Accretable
	(in thousands)
Balance at January 1	$83,577	$(223,291)	$83,083	$(221,218)
Accretion of discount	(6,508)	10	(1,527)	—
Purchases	71,487	(131,361)	6,468	(28,072)
Realized credit losses, net of recoveries	—	23,203	—	23,188
Sales	—	—	(92)	—
Impairment charge	—	(2,399)	—	(1,548)
Other	(1,358)	1,358	(4,355)	4,359
Balance at December 31	$147,198	$(332,480)	$83,577	$(223,291)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
	(in thousands)
Residential mortgage loans held-for-investment	$639,351	$744,462
Accrued interest receivable	2,093	2,468
Total assets	$641,444	$746,930
Accrued interest payable	$2,047	$2,399
Asset-backed securities issued by securitization trusts	629,984	728,683
Total liabilities	$632,031	$731,082

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the year ended December 31, 2017.

Residential Mortgage Loans Held by Consolidated Securitization Trusts

Residential mortgage loans held by consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. During the year ended December 31, 2017, we sold our investment in the B4 tranche on two of these trusts and realized a gross gain of approximately $378 thousand. During the year ended December 31, 2016, we sold our investments in the B1 to B3 tranches of our securitization trusts and realized a gross gain of approximately $870 thousand and a gross loss of approximately $121 thousand.

The following table details the carrying value for residential mortgage loans held-for-investment at December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
	(in thousands)
Principal balance	$634,219	$736,788
Unamortized premium, net of discount	5,335	7,877
Allowance for loan losses	(203)	(203)
Carrying value	$639,351	$744,462

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment at December 31, 2017 and December 31, 2016:

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$744,462	$969,172
Deductions during period:
Collections of principal	(102,569)	(221,615)
Amortization of premium	(2,542)	(3,095)
Balance at end of period	$639,351	$744,462

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	931	1,052
Current principal balance	$634,219	$736,788
Average loan balance	$681	$700
Net weighted average coupon rate	3.86%	3.86%
Weighted average maturity (years)	26.3	27.3
Weighted average FICO score	762	764
Current Performance:
Current	$629,901	$735,487
30 days delinquent	2,918	1,301
60 days delinquent	—	—
90+ days delinquent	1,400	—
Bankruptcy/foreclosure	—	—
Total	$634,219	$736,788

	December 31,	December 31,
State	2017	2016
	(percentage)
California	43.8%	42.9%
Florida	6.3	8.4
Other states (none greater than 5%)	49.9	48.7
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$203	$203
Provision for loan losses	—	—
Charge-offs, net	—	—
Balance at end of period	$203	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $630.0 million at December 31, 2017 and $728.7 million at December 31, 2016. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At December 31, 2017, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.1 million. At December 31, 2016, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. The income from these properties is included in our statements of operations as “Income on rental properties.” The expenses on these properties are included in our statements of operations in “Other expenses” and the details are included in Note 16.

NOTE 6. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At December 31, 2017 and December 31, 2016, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

December 31, 2017

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	2,015,000	1.46	520,695	2.87	2,535,695	1.75
30 days to 90 days	1,830,000	1.48	—	—	1,830,000	1.48
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,845,000	1.47%	$520,695	2.87%	$4,365,695	1.64%
Weighted average maturity	33 days		14 days		31 days
Weighted average interest rate after adjusting for interest rate swaps					1.77%
Weighted average maturity after adjusting for interest rate swaps					674 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,073,852		$661,445		$4,735,297

December 31, 2016

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,405,000	0.85	411,015	2.27	1,816,015	1.17
30 days to 90 days	2,095,000	0.92	—	—	2,095,000	0.92
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,500,000	0.89%	$411,015	2.27%	$3,911,015	1.04%
Weighted average maturity	39 days		17 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.31%
Weighted average maturity after adjusting for interest rate swaps					488 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,707,062		$525,169		$4,232,231

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

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2017	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$27,793	$—	$27,793	$(27,793)	$—	$—
Total	$27,793	$—	$27,793	$(27,793)	$—	$—
Repurchase agreements(3)	$4,365,695	$—	$4,365,695	$(4,365,695)	$—	$—
Derivative liabilities at fair value(2)	1,335	—	1,335	(1,335)	—	—
Total	$4,367,030	$—	$4,367,030	$(4,367,030)	$—	$—

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2016	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$8,192	$—	$8,192	$(8,192)	$—	$—
Total	$8,192	$—	$8,192	$(8,192)	$—	$—
Repurchase agreements(3)	$3,911,015	$—	$3,911,015	$(3,911,015)	$—	$—
Derivative liabilities at fair value(2)	34,302	—	34,302	(34,302)	—	—
Total	$3,945,317	$—	$3,945,317	$(3,945,317)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At December 31, 2017, we had pledged approximately $62 thousand in Agency MBS as collateral and paid another approximately $11.2 million on swap margin calls (included in “restricted cash”) on our swap derivatives, which were approximately $27.8 million in derivative assets and approximately $51 thousand in derivative liabilities at December 31, 2017. At December 31, 2016, we had pledged approximately $22.1 million in Agency MBS as collateral and paid another approximately $12.4 million on swap margin calls (included in “restricted cash”) on our swap derivatives, which were approximately $7.7 million in derivative assets and approximately $21 million in derivative liabilities at December 31, 2016.

(3)

At December 31, 2017, we had pledged approximately $4.07 billion in Agency MBS and approximately $661.4 million of Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2016, we had pledged approximately $3.7 billion in Agency MBS and approximately $525.2 million of Non-Agency MBS as collateral on our repurchase agreements.

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

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange, or the CME, and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. For all non-centrally cleared interest rate swaps, we obtain the pricing from independent dealers who are large financial institutions and are market makers for these types of instruments. These market participants use pricing models that incorporate the LIBOR interest swap rate curve and the overnight index swap rate. To validate the prices for all interest rate swaps, we compare to other sources such as Bloomberg. For Eurodollar futures, the pricing information was obtained from the end of business day quotation which is also provided through a central counterparty (CME).

Level 3:  Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources.

At December 31, 2017 and December 31, 2016, fair value measurements on a recurring basis were as follows:

December 31, 2017

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$4,278,797	$—	$4,278,797
Non-Agency MBS(1)	$—	$760,825	$—	$760,825
Derivative instruments(2)	$—	$27,793	$—	$27,793
Liabilities:
Derivative instruments(2)	$—	$1,335	$—	$1,335

December 31, 2016

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$3,925,193	$—	$3,925,193
Non-Agency MBS(1)	$—	$641,246	$—	$641,246
Derivative instruments(2)	$—	$8,192	$—	$8,192
Liabilities:
Derivative instruments(2)	$—	$34,302	$—	$34,302

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Notes 1 and 14.

At December 31, 2017 and December 31, 2016, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements, and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2017 and December 31, 2016, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment	$639,351	$641,126	$744,462	$733,759
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$629,984	$630,562	$728,683	$718,008

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

Income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2017 and December 31, 2016, there were no significant deferred tax assets and deferred tax liabilities.

The tables below present tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2017:

8.625% Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

			2017
			Total		2017
			Distribution	2017	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2018
10/14/16	12/30/16	01/17/17	$—	$—	$—	$—	$—
01/26/17	03/31/17	04/17/17	0.539063	0.539063	—	—	—
04/26/17	06/30/17	07/17/17	0.539063	0.539063	—	—	—
07/27/17	09/29/17	10/16/17	0.539063	0.539063	—	—	—
10/26/17	12/29/17	01/16/18	0.539063	0.205063	—	—	0.334000
		Total	$2.156252	$1.822252	$—	$—	$0.334000

6.25% Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

			2017
			Total		2017
			Distribution	2017	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share(1)	Income	Capital	Gains	to 2018
10/14/16	12/30/16	01/17/17	$0.006634	$0.006634	$—	$—	$—
01/26/17	03/31/17	04/17/17	0.397776	0.397776	—	—	—
04/26/17	06/30/17	07/17/17	0.399958	0.399958	—	—	—
07/27/17	09/29/17	10/16/17	0.396970	0.396970	—	—	—
10/26/17	12/29/17	01/16/18	0.390625	0.148596	—	—	0.242029
		Total	$1.591963	$1.349934	$—	$—	$0.242029

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

7.625% Series C Cumulative Redeemable Preferred Stock (CUSIP 03747 40 8)

			2017
			Total		2017
			Distribution	2017	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2018
10/14/16	12/30/16	01/17/17	$—	$—	$—	$—	$—
01/26/17	03/31/17	04/17/17	0.476563	0.476563	—	—	—
04/26/17	06/30/17	07/17/17	0.476563	0.476563	—	—	—
07/27/17	09/29/17	10/16/17	0.476563	0.476563	—	—	—
10/26/17	12/29/17	01/16/18	0.476563	0.181288	—	—	0.295275
		Total	$1.906252	$1.610977	$—	$—	$0.295275

Common Stock (CUSIP 03747 10 1)

			2017
			Total		2017
			Distribution	2017	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2018
12/16/16	12/30/16	01/30/17	$0.062630	$0.062630	$—	$—	$—
03/15/17	03/31/17	04/28/17	0.150000	0.150000	—	—	—
06/15/17	06/30/17	07/28/17	0.150000	0.150000	—	—	—
09/15/17	09/29/17	10/27/17	0.150000	0.150000	—	—	—
12/15/17	12/29/17	01/29/18	0.150000	—	—	—	0.150000
		Total	$0.662630	$0.512630	$—	$—	$0.150000

NOTE 10. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our Series A Preferred Stock and Series C Preferred Stock with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to payment of dividends or the distribution of assets upon liquidation, dissolution, or winding up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. At December 31, 2017, the conversion rate was 4.9174. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the year ended December 31, 2017, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our

Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock and Series C Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock and Series C Preferred Stock voting together as a single class. Through December 31, 2017, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the year ended December 31, 2017, there were 6 transactions to convert an aggregate of 384,345 shares of our Series B Preferred Stock into an aggregate of 1,862,880 shares of our common stock at the then-current conversion rate of 4.8469; one transaction to convert 1,457 shares of our Series B Preferred Stock into 7,110 shares of our common stock at the then-current conversion rate of 4.8804; and 5 transactions to convert an aggregate of 21,095 shares of our Series B Preferred Stock into an aggregate of 103,729 shares of our common stock at the then-current conversion rate of 4.9174.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2017, our authorized capital included 200,000,000 shares of common stock, of which 98,137,189 shares were issued and outstanding.

At December 31, 2017, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share) and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At December 31, 2017, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding and 1,988,983 shares of Series C Preferred Stock issued and outstanding.

On January 27, 2015, we completed a public offering of 300,000 shares of our Series C Preferred Stock at a public offering price of $24.50 per share and received net proceeds of approximately $7 million. The shares were sold pursuant to the Company’s effective shelf registration statement on Form S‑3. The Series C Preferred Stock has no maturity date and is not subject to any sinking fund or mandatory redemption. On or after January 27, 2020, we may, at our option, redeem the Series C Preferred Stock for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, to the redemption date.

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the year ended December 31, 2017, we sold an aggregate of 1,503,141 shares of our Series C Preferred Stock and an aggregate of 177,000 shares of our Series B Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $37.1 million and $5.21 million, respectively. At December 31, 2017, there was approximately $152.7 million available for sale and issuance under the FBR Sales Agreement.

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

Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the year ended December 31, 2017, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S‑3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, or the 2015 DRP Plan. During the year ended December 31, 2017, we issued an aggregate of 642,431 shares of our common stock at a weighted average price of $5.89 per share under the 2015 DRP Plan, resulting in net proceeds to us of approximately $3.78 million.

On April 1, 2016, we filed a shelf registration statement on Form S‑3 with the SEC, offering up to $534,442,660 maximum offering price of our capital stock. The registration statement was declared effective on April 13, 2016. At December 31, 2017, approximately $490.8 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan. During the year ended December 31, 2017, we issued an aggregate of 170,613 restricted stock units (or phantom shares) under the 2014 Equity Plan.

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

As of December, 31, 2017, Mr. Lloyd McAdams, our Chairman and Chief Executive Officer, beneficially owns 47.4% of the outstanding membership interests of our Manager; Mr. Joseph E. McAdams, our President and the Chief Investment Officer of our Manager, beneficially owns 47.4% of the outstanding membership interests of our Manager; and Ms. Heather U. Baines, an Executive Vice President of our Manager, beneficially owns 5.2% of the outstanding membership interests of our Manager.

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

Change in Control and Arbitration Agreements

We entered into Change in Control and Arbitration Agreements with Mr. Charles J. Siegel, our Chief Financial Officer, and with various officers of our Manager including Ms. Bistra Pashamova, a Senior Vice President and Portfolio Manager of our Manager. These agreements provide that should a change in control (as defined in the agreements) occur, each of these officers will receive certain severance and other benefits valued as of December 31, 2011. Under these agreements, in the event that a change in control occurs, each of these officers will receive a lump sum payment equal to (i) 12 months annual base salary in effect on December 31, 2011, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior December 31, 2011, plus (iii) the average annual bonus received for the two complete fiscal years prior to December 31, 2011, as well as other benefits. For Mr. Brett Roth, a Senior Vice President and Portfolio Manager of our Manager, in the event that a change in control occurs, he will receive a lump sum payment equal to (i) 12 months annual base salary paid by the Manager in effect on September 18, 2014 plus (ii) $350,000, as well as other benefits. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $67.40 per square foot. The base monthly rental for us is $41,001.44, which will be increased by 3% per annum on July 1, 2018. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the years ended December 31, 2017, 2016, and 2015, we expensed $528 thousand, $511 thousand, and $505 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At December 31, 2017, the future minimum lease commitment is as follows:

						Total
Year	2018	2019	2020	2021	2022	Commitment
	(in whole dollars)
Commitment	$499,398	$514,374	529,800	$545,697	$276,882	$2,366,151

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days’ prior written notice for any reason and immediately if there is a material breach by PIA. During the years ended December 31, 2017, 2016, and 2015, we paid fees of $154 thousand, $153 thousand, and $162 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S‑8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreases the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant DERs or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the year ended December 31, 2017, we issued to our independent directors an aggregate of 8,000 restricted stock units (or phantom shares) with associated grants of 8,000 DERs in the aggregate under the 2014 Equity Plan. These restricted stock units (or phantom shares) do not vest until our independent directors terminate their service on our Board.

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. The amount expensed on these grants during 2017 was approximately $82 thousand. The unrecognized stock compensation expense at December 31, 2017 was approximately $144 thousand.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for Cause. The closing price of the Company’s common stock on the grant date was $5.66. During the year ended December 31, 2017, nothing had yet been expensed on these grants. The unrecognized stock expense on these grants at December 31, 2017 was approximately $164 thousand.

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

A summary of stock option transactions that are outstanding under the 2014 Equity Plan are as follows:

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	—	$—	—	$—	5,000	$9.720
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	(5,000)	9.720
Outstanding, end of year	—	$—	—	$—	—	$—
Weighted average fair value of options expired during the year		$—		$—		$—
Options exercisable at year-end	—		—		—

The following table summarizes information about restricted stock units transactions during the year ended December 31, 2017:

							Weighted
		Unvested				Unvested	Average
Grant		Units at	Restricted	Units		Units at	Remaining
Date Fair		December 31,	Units	Vested in	Units	December 31,	Contractual
Value		2016	Granted	2017	Forfeited	2017	Life (Years)
$4.96		154,552	—	—	—	154,552	2
$6.09	(A)	—	8,000	—	—	8,000	10
$5.66	(B)	—	162,613	—	—	162,613	10
		154,552	170,613	—	—	325,165

The fair value of the aforementioned stock-based award was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2016	2017	2017
	Grant	Grant A	Grant B
Assumptions:
Dividend yield	13.1%	10.6%	13.1%
Expected volatility	27.7%	27.2%	27.7%
Risk-free interest rate	3.8%	3.8%	3.8%
Expected lives	3 years	10 years	10 years

We recognize the expense related to restricted stock units over a vesting period ranging from three to ten years. During the years ended December 31, 2017, 2016, and 2015, we expensed approximately $82 thousand, $337 thousand, and $97 thousand, respectively, related to the restricted stock units grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs is ten years from the date of grant. On December 15, 2017, our Board approved a grant of an aggregate of 101,850 DERs to replace an equal amount of DERs that were scheduled to expire in December 2017 and also approved a new grant of 43,556 DERs to one of the officers of our Manager, all issued under the 2007 DER Plan or the 2014 Equity Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. At December 31, 2017, there were 734,348 DERs issued and outstanding. During the years ended December 31, 2017, 2016, and 2015, we paid or accrued $430 thousand, $406 thousand and $376 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of December 31, 2017 and December 31, 2016:

		December 31,	December 31,
Derivative Instruments	Balance Sheet Location	2017	2016
		(in thousands)
Interest rate swaps	Derivative Assets	$27,793	$7,668
Eurodollar Futures Contracts	Derivative Assets	—	524
		$27,793	$8,192
Interest rate swaps	Derivative Liabilities	$51	$20,976
TBA Agency MBS	Derivative Liabilities	1,284	13,103
Eurodollar Futures Contracts	Derivative Liabilities	—	223
		$1,335	$34,302

Interest Rate Swap Agreements

At December 31, 2017, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $2.681 billion and a weighted average maturity of approximately 37 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.8625% to  2.2375%) and receive a payment that varies with the three-month LIBOR rate. During the year ended December 31, 2017, 14 swap agreements with an aggregate notional amount of $950 million either were terminated or matured and we entered into 32 new swap agreements with an aggregate notional amount of $1.86 billion and terms of up to ten years.

At December 31, 2017, the amount in AOCI relating to interest rate swaps was approximately $15.3 million. The estimated net amount of the existing losses that were reported in AOCI at December 31, 2017 that is expected to be reclassified into earnings within the next twelve months is approximately $3.8 million.

At December 31, 2017 and December 31, 2016, our interest rate swaps had the following notional amounts, weighted average fixed rates, and remaining terms:

	December 31, 2017			December 31, 2016
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$410,000	0.96%	4	$500,000	0.79%	6
1 year to 2 years	725,000	1.60	19	410,000	0.96	16
2 years to 3 years	516,000	1.62	33	150,000	1.29	34
3 years to 4 years	350,000	1.90	43	166,000	1.45	46
4 years to 5 years	220,000	1.92	56	125,000	2.44	57
5 years to 7 years	260,000	1.98	74	420,000	2.73	75
7 years to 10 years	200,000	2.08	101	—	—	—
	$2,681,000	1.65%	37	$1,771,000	1.51%	34

Swap Agreements by Counterparty

	December 31,	December 31,
	2017	2016
	(in thousands)
Central clearing houses(1)	$2,421,000	$786,000
JPMorgan Securities	50,000	425,000
Deutsche Bank Securities	75,000	325,000
RBS Greenwich Capital	115,000	115,000
Nomura Securities International	—	100,000
Bank of New York	20,000	20,000
	$2,681,000	$1,771,000

(1)

For all swap agreements entered into after September 9, 2013, the counterparty will be central clearing houses, such as the Chicago Mercantile Exchange or LCH, regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Risk Management” in Note 1 for additional details.

Eurodollar Futures Contracts

Each Eurodollar Futures Contract embodied $1 million of notional value and was effective for a term of approximately three months. We did not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value were recognized in earnings in the period in which the changes occurred.

At December 31, 2017, we did not have any Eurodollar Futures Contracts outstanding. At December 31, 2016, we had 1,250 Eurodollar Futures Contracts representing $1.25 billion in notional amount. For the year ended December 31, 2017, we had gains on Eurodollar Futures Contracts of approximately $262 thousand. For the year ended December 31, 2016, we had losses on Eurodollar Futures Contracts of approximately $2.7 million.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the year ended December 31, 2017, we recognized a loss on derivatives-TBA Agency MBS, net of derivative income, of approximately $1.4 million. During the year ended December 31, 2016, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $11.5 million. The types of securities involved in these TBA contracts are Fannie Mae 15-year fixed-rate securities with coupons generally ranging from 2.5%

to 3.0%. At December 31, 2017, the notional amount of the TBA Agency MBS was approximately $750 million. At December 31, 2016, the notional amount of the TBA Agency MBS was approximately $605 million.

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

NOTE 16. OTHER EXPENSES

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Legal and professional fees	$627	$660	$645
Printing and stockholder communications	145	188	176
Directors and Officers insurance	410	498	499
DERs expense	430	406	376
Amortization of restricted stock	82	337	97
Software implementation and maintenance(1)	417	827	333
Administrative service fees	154	153	162
Rent	528	511	505
Stock exchange and filing fees	156	157	172
Custodian and clearing fees	236	232	273
Sarbanes-Oxley consulting fees	136	128	125
Commissions - Eurodollar Futures Contracts	—	44	41
Board of directors fees and expenses	330	311	346
Securities data services	541	401	355
Leasing commissions on rental properties	71	51	65
Other expenses on rental properties	270	254	230
Depreciation expense on rental properties	465	452	441
Property insurance on rental properties	112	112	117
Management fee for rental properties	150	168	159
Property taxes on rental properties	304	307	233
Recovery on Lehman receivable	(19)	(58)	(346)
Other	257	197	185
Total of other expenses	$5,802	$6,336	$5,189

(1)	The increase during 2016 was primarily related to the increase in license acquisition and implementation of, and conversion to, a new portfolio accounting system.

NOTE 17. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2017 and December 31, 2016. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Dilutive EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2017 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest and other income:
Interest-Agency MBS	$17,103	$15,771	$19,892	$23,891
Interest-Non-Agency MBS	9,568	9,738	9,352	9,607
Interest-residential mortgage loans	7,351	7,060	6,795	6,515
Other interest income	26	31	25	22
	34,048	32,600	36,064	40,035
Interest expense:
Interest expense on repurchase agreements	10,411	11,421	15,242	16,881
Interest expense on asset-backed securities	7,075	6,892	6,626	6,346
Interest expense on junior subordinated notes	384	401	417	423
	17,870	18,714	22,285	23,650
Net interest income	16,178	13,886	13,779	16,385
Operating expenses:
Management fee to related party	(1,821)	(1,876)	(1,936)	(1,871)
General and administrative expenses	(1,484)	(1,315)	(1,438)	(1,565)
Total operating expenses	(3,305)	(3,191)	(3,374)	(3,436)
Other income (loss):
Income-rental properties	449	451	397	413
(Loss) gain on sale of MBS	(68)	176	(2,276)	—
Impairment charge on Non-Agency MBS	(732)	(905)	(762)	—
Unrealized gain (loss) on Agency MBS held as trading investments	122	4,101	5,849	(7,279)
Gain on sales of residential mortgage loans held-for-investment	378	—	—
Gain (loss) on derivatives, net	2,378	(4,422)	(945)	10,121
Recovery on Non-Agency MBS	1	1	1	(1)
Total other income (loss)	2,528	(598)	2,264	3,254
Net income	$15,401	$10,097	$12,669	$16,203
Dividends on preferred stock	(1,755)	(2,025)	(2,115)	(2,277)
Net income to common stockholders	$13,646	$8,072	$10,554	$13,926
Basic earnings per common share	$0.14	$0.08	$0.11	$0.14
Diluted earnings per common share	$0.14	$0.08	$0.11	$0.14
Basic weighted average number of shares outstanding	95,705	95,696	97,547	98,074
Diluted weighted average number of shares outstanding	100,544	100,590	100,702	101,909

For the year ended December 31, 2016 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest and other income:
Interest-Agency MBS	$20,765	$10,690	$18,494	$19,964
Interest-Non-Agency MBS	9,281	9,137	8,766	8,667
Interest-residential mortgage loans	9,313	9,111	8,359	7,854
Other interest income	12	12	11	17
	39,371	28,950	35,630	36,502
Interest expense:
Interest expense on repurchase agreements	9,398	8,960	8,615	9,532
Interest expense on asset-backed securities	8,599	8,414	7,918	7,548
Interest expense on junior subordinated notes	346	354	360	375
	18,343	17,728	16,893	17,455
Net interest income	21,028	11,222	18,737	19,047
Total operating expenses	(3,612)	(3,660)	(3,436)	(3,511)
Other (loss) income:
Income-rental properties	410	428	424	425
(Loss) gain on sale of MBS	(3,239)	—	1,206	98
Impairment charge on Non-Agency MBS	—	—	—	(1,548)
Unrealized gain (loss) on Agency MBS held as trading investments	—	—	1,148	(14,925)
Gain on sales of residential mortgage loans held-for-investment	—	33	716	—
(Loss) gain on derivatives, net	(34,843)	(9,385)	9,493	16,226
Recovery on Non-Agency MBS	1	1	1	9
Total other (loss) income	(37,671)	(8,923)	12,988	285
Net (loss) income	$(20,255)	$(1,361)	$28,289	$15,821
Dividends on preferred stock	(1,636)	(1,636)	(1,651)	(1,660)
Net (loss) income to common stockholders	$(21,891)	$(2,997)	$26,638	$14,161
Basic (loss) earnings per common share	$(0.22)	$(0.03)	$0.28	$0.15
Diluted (loss) earnings per common share	$(0.22)	$(0.03)	$0.27	$0.14
Basic weighted average number of shares outstanding	97,704	96,355	95,881	95,706
Diluted weighted average number of shares outstanding	97,704	96,355	100,590	100,485

NOTE 18. SUBSEQUENT EVENTS

On January 2, 2018, the conversion rate of our Series B Preferred Stock increased from 4.9174 to 4.9673 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on December 15, 2017.

On February 28, 2018, we declared a Series A Preferred Stock dividend of $0.539063 per share, a Series B Preferred Stock dividend of $0.390625 per share, and a Series C Preferred Stock dividend of $0.476563 per share, each of which is payable on April 16, 2018 to the holders of record of our Series A Preferred Stock, Series B Preferred Stock,  and Series C Preferred Stock, respectively, as of the close of business on March 30, 2018.

From January 2, 2018 through February 23, 2018, we issued an aggregate of 65,203 shares of common stock at a weighted average price of $4.92 per share under the 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $321 thousand.

From January 2, 2018 through February 23, 2018, we issued an aggregate of 21,295 shares of Series C Preferred Stock at a weighted average price of $25.16 per share under the FBR Sales Agreement, resulting in net proceeds to us of approximately $530 thousand.

From January 2, 2018 through February 23, 2018, three interest rate swap agreements with an aggregate notional amount of $175 million matured and we added fifteen new interest rate swap agreements with an aggregate notional amount of $575 million.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2017

(dollar amounts in thousands)

								Principal
								Amount
								Subject to
			Final	Periodic				Delinquent
	Number	Interest	Maturity	Payment	Prior	Face	Carrying	Principal or
Asset Type/Description	of Loans	Rate(1)	Date(2)	Terms(3)	Liens	Amount	Amount	Interest(4)
Residential Mortgage Loans Held-for-Investment in Securitization Trusts
By Product Type:
30-year fixed-rate MBS	826	4.19%	2045	P&I	—	$565,415	$565,415	$591
20-year fixed-rate MBS	1	4.25	2045	P&I	—	799	799	—
15-year fixed-rate MBS	69	3.40	2045	P&I	—	41,602	41,602	—
5- to 10-year hybrid ARMs	35	3.48	2045	P&I	—	26,403	26,403	809
Unamortized premium, net of discount						5,335	5,335
Allowance for loan losses						(203)	(203)
	931	4.11%				$639,351	$639,351	$1,400
By Current Balance Stratification:
$100,000 - $300,000	12	4.05%	2045	P&I	—	$2,417	$2,417	$—
$300,001 - $500,000	191	4.13	2045	P&I	—	85,538	85,538	—
$500,001 - $700,000	393	4.13	2045	P&I	—	235,489	235,489	591
$700,001 - $900,000	202	4.10	2045	P&I	—	158,208	158,208	809
> $900,000	133	4.07	2045	P&I	—	152,567	152,567	—
Unamortized premium, net of discount						5,335	5,335	—
Allowance for loan losses						(203)	(203)	—
	931	4.11%				$639,351	$639,351	$1,400

(1)	This represents the weighted average gross coupon rate.
(2)	Represents the Final Maturity Date of the securitization trusts.
(3)	Principal and interest (“P&I”) is generally payable at level amounts over life to maturity.
(4)	Does not include any amounts that are delinquent less than 90 days.

NOTE TO SCHEDULE IV – RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	Year Ended December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$744,462	$969,172
Additions during period:
New loans	—	—
Premium on new loans	—	—
Deductions during period:
Collections of principal	(102,569)	(221,615)
Amortization of premium	(2,542)	(3,095)
Provision for loan losses	—	—
Balance at end of period	$639,351	$744,462