Form 10-Q
period 2018-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2018-05-07
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 4, 2018, the registrant had 98,294,363 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
		(audited)
ASSETS
Agency MBS at fair value (including $3,947,248 and $4,073,852 pledged to counterparties at March 31, 2018 and December 31, 2017, respectively)	$4,074,079	$4,278,797
Non-Agency MBS at fair value (including $683,100 and $661,445 pledged to counterparties at March 31, 2018 and December 31, 2017, respectively)	778,541	760,825
Residential mortgage loans held-for-investment(1)	611,006	639,351
Residential real estate	14,079	14,143
Cash and cash equivalents	15,420	12,273
Restricted cash	2,523	11,157
Interest and dividends receivable	17,887	18,091
Derivative instruments at fair value	59,057	27,793
Prepaid expenses and other	8,855	3,111
Total Assets	$5,581,447	$5,765,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$14,190	$15,835
Repurchase agreements	4,245,797	4,365,695
Asset-backed securities issued by securitization trusts(1)	601,639	629,984
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	7,863	1,335
Dividends payable on preferred stock	2,292	2,272
Dividends payable on common stock	14,732	14,721
Accrued expenses and other	1,182	897
Total Liabilities	$4,925,075	$5,068,119
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $49,725, respectively); 2,010 and 1,989 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	48,944	48,420
Common Stock: par value $0.01 per share; authorized 200,000 shares, 98,212 shares issued and outstanding at March 31, 2018 and 98,137 shares issued and outstanding at December 31, 2017, respectively	982	981
Additional paid-in capital	980,632	980,243
Accumulated other comprehensive income consisting of unrealized gains and losses	(5,060)	17,021
Accumulated deficit	(435,118)	(415,235)
Total Stockholders’ Equity	$636,917	$677,967
Total Liabilities and Stockholders’ Equity	$5,581,447	$5,765,541

(1)

The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At March 31, 2018 and December 31, 2017, total assets of the consolidated VIEs were $613 million and $641 million (including accrued interest receivable of $2.0 million and $2.1 million), respectively (which is recorded above in the line item entitled “Interest and dividends receivable”), and total liabilities were $604 million and $632 million (including accrued interest payable of $2.0 million and $2.0 million), respectively (which is recorded in the line item above entitled “Accrued interest payable”). Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Interest and other income:
Interest-Agency MBS	$24,044	$17,103
Interest-Non-Agency MBS	10,021	9,568
Interest-residential mortgage loans	6,238	7,351
Other interest income	28	26
	40,331	34,048
Interest Expense:
Interest expense on repurchase agreements	19,093	10,411
Interest expense on asset-backed securities	6,070	7,075
Interest expense on junior subordinated notes	447	384
	25,610	17,870
Net interest income	14,721	16,178
Operating Expenses:
Management fee to related party	(1,737)	(1,821)
Rental properties depreciation and expenses	(386)	(330)
General and administrative expenses	(1,110)	(1,154)
Total operating expenses	(3,233)	(3,305)
Other (loss) income:
Income-rental properties	451	449
Realized loss on sales of available-for-sale MBS	(11,987)	(68)
Realized loss on sales of Agency MBS held as trading investments	(7,327)	—
Impairment charge on Non-Agency MBS	—	(732)
Unrealized (loss) gain on Agency MBS held as trading investments	(8,890)	122
Gain on sales of residential mortgage loans held-for-investment	—	378
Gain on derivatives, net	13,412	2,378
Recovery on Non-Agency MBS	—	1
Total other (loss) income	(14,341)	2,528
Net (loss) income	$(2,853)	$15,401
Dividends on preferred stock	(2,297)	(1,755)
Net (loss) income to common stockholders	$(5,150)	$13,646
Basic (loss) earnings per common share	$(0.05)	$0.14
Diluted (loss) earnings per common share	$(0.05)	$0.14
Basic weighted average number of shares outstanding	98,185	95,705
Diluted weighted average number of shares outstanding	98,185	100,544

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net (loss) income	$(2,853)	$15,401
Available-for-sale Agency MBS, fair value adjustment	(35,481)	2,335
Reclassification adjustment for loss on sales of Agency MBS included in net (loss) income	11,945	68
Available-for-sale Non-Agency MBS, fair value adjustment	667	9,514
Reclassification adjustment for loss on sales of Non-Agency MBS included in net (loss) income	42	—
Unrealized gains on interest rate swaps	940	540
Reclassification adjustment for interest (income) expense on interest rate swaps included in net (loss) income	(194)	74
Other comprehensive(loss) income	(22,081)	12,531
Comprehensive(loss) income	$(24,934)	$27,932

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2017	1,919	1,989	98,137	$46,537	$48,420	$981	$980,243	$2,163	$30,201	$(15,344)	$(415,235)	$677,967
Issuance of Series C Preferred Stock		21			524							524
Issuance of common stock			75			1	365					366
Other comprehensive income, fair value adjustments and reclassifications								(23,536)	709	746		(22,081)
Net loss											(2,853)	(2,853)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.15 per common share											(14,732)	(14,732)
Balance, March 31, 2018	1,919	2,010	98,212	$46,537	$48,944	$982	$980,632	$(21,373)	$30,910	$(14,598)	$(435,118)	$636,917

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net (loss) income	$(2,853)	$15,401
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premium (Agency MBS)	7,601	8,368
Amortization/accretion of market yield adjustments (Non-Agency MBS)	1,829	522
Accretion of discount (residential mortgage loans)	(28)	(68)
Depreciation on rental properties	118	115
Realized loss on sales of available-for-sale MBS	11,987	68
Realized loss on sales of Agency MBS held as trading investments	7,327	—
Unrealized loss (gain) on Agency MBS held as trading investments	8,890	(122)
Impairment charge on Non-Agency MBS	—	732
Impairment charge on residential mortgage loans	18	—
Gain on sales of residential mortgage loans	—	(378)
Amortization of restricted stock	25	20
Recovery on Non-Agency MBS	—	(1)
Net settlements on interest rate swaps, net of amortization	(596)	(2,346)
(Gain) on interest rate swaps, net	(25,394)	(473)
Loss (gain) on derivatives, net of derivative income - TBA Agency MBS	11,981	(1,628)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	27	(2,309)
(Decrease) in prepaid expenses and other	(5,753)	(8,533)
(Decrease) increase in accrued interest payable	(1,526)	668
Increase (decrease) in accrued expenses	5,150	(137)
Net cash provided by operating activities	$18,803	$9,899
Investing Activities:
MBS Portfolios:
Proceeds from sales	$589,073	$8,213
Purchases	(672,090)	(115,460)
Principal payments	209,607	280,435
Residential mortgage loans held-for-investment:
Purchases	—	—
Proceeds from sales	—	6,806
Principal payments	28	52
Residential properties purchases	(54)	(96)
Net cash provided by investing activities	$126,564	$179,950
Financing Activities:
Borrowings from repurchase agreements	$6,959,970	$5,452,732
Repayments on repurchase agreements	(7,079,868)	(5,598,430)
Net settlements of TBA Agency MBS Contracts	(14,848)	(15,480)
Settlements on terminated interest rate swaps	—	—
Proceeds from common stock issued (common stock repurchased), net	366	322
Proceeds on Series C Preferred Stock issued	525	4,855
Preferred Stock dividends paid	(2,278)	(1,660)
Common stock dividends paid	(14,721)	(14,358)
Net cash (used in) financing activities	$(150,854)	$(172,019)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,487)	17,830
Cash, cash equivalents, and restricted cash at beginning of period	23,430	43,421
Cash, cash equivalents, and restricted cash at end of period	$17,943	$61,251
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21,662	$14,790
Change in payable for MBS purchased	$—	$14,632

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10‑Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance, and manage a leveraged portfolio of residential mortgage-backed securities, or MBS, and residential mortgage loans, which presently include the following types of investments:

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

•

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by a GSE and that are secured primarily by first-lien residential mortgage loans.

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

Our Manager

We are externally managed and advised by Anworth Management LLC, or our Manager. Effective as of December 31, 2011, we entered into a management agreement, or the Management Agreement, with our Manager, which effected the externalization of our management function, or the Externalization. Since the effective date of the Externalization, our day-to-day operations are being conducted by our Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors, or our Board.

Our Manager is supervised by our Board and is responsible for administering our day-to-day operations. In addition, our Manager is responsible for (i) the selection, purchase, and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services.

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

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity, or VIEs, because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment in its consolidated balance sheets. The ABS issued to third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 4, “Variable Interest Entities,” for additional information regarding the impact of consolidation of securitization trusts.

The consolidated securitization trusts are VIEs because the securitization trusts do not have equity that meets the definition of GAAP equity at risk. In determining if a securitization trust should be consolidated, the Company evaluates (in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810‑10) whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. The Company determined that it is the primary beneficiary of certain securitization trusts because it has certain delinquency and default oversight rights on residential mortgage loans. In addition, the Company owns the most subordinated class of ABS issued by the securitization trusts and has the obligation to absorb losses and right to receive benefits from the securitization trusts that could potentially be significant to the securitization trusts. The Company assesses modifications, if any, to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

The following is a summary of our significant accounting policies:

Revenue Recognition

During the three months ended March 31, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers,” and the other ASUs related to ASU 2014-09. These ASUs did not have a material impact on our financial statements. Our revenue streams are primarily from investments in MBS and residential mortgage loans held-for-

investment. These are considered financial instruments under ASU 2014-09 and are excluded from the scope of this ASU, as they are covered under various ASC topics. A smaller portion of our business is the ownership and rental of residential properties. These residential property leases are also excluded from ASU 2014-09, as they are covered under ASC 840, “Leases.” The detail of the revenue recognition for each of our revenue streams is covered under the discussion for each of those items.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value. Restricted cash includes cash pledged as collateral to counterparties on various derivative transactions.

Mortgage-Backed Securities

Agency MBS are securities that are obligations (including principal and interest) guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually one to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. A portion of our portfolio consists of Non-Agency MBS. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

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

The following tables show the gross unrealized losses and fair value of those individual securities in our MBS portfolio that are in a continuous unrealized loss position at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time:

March 31, 2018

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	86	$1,124,748	$(20,898)	175	$806,775	$(24,735)	261	$1,931,523	$(45,633)
Non-Agency MBS	14	$104,787	$(1,416)	12	$75,186	$(1,963)	26	$179,973	$(3,379)

December 31, 2017

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	73	$1,171,947	$(7,770)	192	$884,897	$(17,598)	265	$2,056,844	$(25,368)
Non-Agency MBS	9	$63,568	$(774)	14	$85,569	$(2,380)	23	$149,137	$(3,154)

We do not consider those available-for-sale Agency MBS, or AFS MBS, that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in AFS MBS were caused by fluctuations in interest rates. We purchased the AFS MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the GSEs. Since September 2008, the GSEs have been in the conservatorship of the U.S. government. At March 31, 2018, we did not expect to sell the AFS MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the AFS MBS is attributable to changes in interest rates and not the credit quality of the AFS MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2018. At March 31, 2018, there was an aggregate of approximately $19.9 million in unrealized losses on Trading Agency MBS that was not included in the table above, as this is recognized on our statements of operations. At December 31, 2017, there was an aggregate of approximately $11 million in unrealized losses on Trading Agency MBS that was not included in the table above, as they were previously recognized on our statements of operations.

The unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At March 31, 2018, we did not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of these Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2018.

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

We establish an allowance for residential loan losses based on our estimate of credit losses. These estimates for the allowance for loan losses require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations, and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by our management. Many of these factors are subjective and cannot be reduced to a mathematical formula. In addition, since we have not incurred any significant amount of direct losses on our portfolio, we review national historical credit performance information from external sources to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. The allowance reflects management’s best estimate of the credit losses inherent in the loan portfolio at the balance sheet date. It is also possible that we will experience credit losses that are different from our current estimates or that the time of those losses may differ from our estimates.

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

Derivative Financial Instruments

Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We actively monitor changes in interest rate exposures and evaluate various opportunities to mitigate this risk. Our objective is to limit the impact of interest rate changes on earnings and cash flows. The principal instruments we use to achieve this are interest rate swap agreements, or interest rate swaps. Interest rate swaps effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swaps, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We do not issue nor hold the interest rate swaps for speculative purposes.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified as an unrealized gain or loss on the consolidated statements of operations when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in the current period consolidated statements of operations. All of our interest rate swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our interest rate swaps, changes in the fair value of these interest rate swaps are recorded in “Gain (loss) on derivatives, net” in our consolidated statements of operations rather than in AOCI. Also, net interest paid or received on these interest rate swaps which was previously recognized in interest expense, is instead recognized in “Gain (loss) on derivatives, net.” These interest rate swaps continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

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

Credit Risk

At March 31, 2018, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down or reforming the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2018 relative to any tax positions taken prior to January 1, 2018. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at March 31, 2018. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2013 and 2012, respectively.

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

Stock-Based Expense

In accordance with ASC 718‑10, any expense relating to share-based payment transactions is recognized in the unaudited consolidated financial statements (see Note 13 to the accompanying unaudited consolidated financial statements).

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net (loss) income to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes convertible preferred stock) and the adding back of the Series B Preferred Stock dividends unless the effect is to reduce a loss or increase the income per share.

The computation of EPS for the three months ended March 31, 2018 and March 31, 2017 is as follows:

	Net (Loss) Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the three months ended March 31, 2018
Basic EPS	$(5,150)	98,185	$(0.05)
Effect of dilutive securities	—	—	—
Diluted EPS	$(5,150)	98,185	$(0.05)
For the three months ended March 31, 2017
Basic EPS	$13,646	95,705	$0.14
Effect of dilutive securities	394	4,839	—
Diluted EPS	$14,040	100,544	$0.14

Accumulated Other Comprehensive Income

In accordance with ASC 220‑10‑55‑2, total comprehensive income is comprised of net income or net loss and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments. In accordance with ASU 2013‑02, we have identified, in our consolidated statements of comprehensive income, items that are reclassified and included in our consolidated statements of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On February 25, 2016, the FASB issued ASU 2016‑2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes, and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will become effective for public entities beginning with the quarter ending March 31, 2019, and we intend to adopt it at that time. We do not believe that this ASU will have a material impact on our financial statements, as we do not have any finance leases and our only operating lease is for the sublease of our headquarters. Also, with respect to the small portion of our business in which we are a lessor of rental properties, this ASU is not applicable to this portion of our business, as all of our leases are for less than one year.

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

NOTE 2. RESTRICTED CASH

This includes cash held under reverse repurchase agreements and cash pledged as collateral for interest rate swaps. The following represents the Company’s restricted cash balances at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(in thousands)
Restricted cash - interest rate swap margin calls	$2,523	$11,157

NOTE 3. MORTGAGE-BACKED SECURITIES

The following tables summarize our Agency MBS and Non-Agency MBS at March 31, 2018 and December 31, 2017, which are carried at their fair value:

March 31, 2018

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS
	(in thousands)
Amortized cost	$1,526,776	$2,575,378	$4,102,154	$747,631	$4,849,785
Paydowns receivable(2)	12,771	—	12,771	—	12,771
Unrealized gains	5,594	19,067	24,661	34,289	58,950
Unrealized losses	(27,012)	(38,495)	(65,507)	(3,379)	(68,886)
Fair value	$1,518,129	$2,555,950	$4,074,079	$778,541	$4,852,620

				20-Year and
			15-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate(1)	Fixed-Rate	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$1,108,361	$875,237	$1,213,693	$904,863	$4,102,154	$747,631	$4,849,785
Paydowns receivable(2)	5,846	6,925	—	—	12,771	—	12,771
Unrealized gains	20,825	300	226	3,310	24,661	34,289	58,950
Unrealized losses	(1,467)	(19,985)	(30,675)	(13,380)	(65,507)	(3,379)	(68,886)
Fair value	$1,133,565	$862,477	$1,183,244	$894,793	$4,074,079	$778,541	$4,852,620

(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $680.7 million, an unrealized loss of $19.9 million, and a fair value of $660.8 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended March 31, 2018, we sold approximately $583.2 million of Agency MBS and realized gross losses of approximately $19.3 million. During the three months ended March 31, 2017, we sold approximately $8.2 million of Agency MBS and realized gross losses of approximately $68 thousand. We sold approximately $5.8 million of Non-Agency MBS during the three months ended March 31, 2018 and recognized gross losses of approximately $42 thousand. We did not sell any Non-Agency MBS during the three months ended March 31, 2017.

During the three months ended March 31, 2018, we had gross unrealized losses on trading investments of $8.9 million. During the three months ended March 31, 2017, we had gross unrealized gains on trading investments of approximately $122 thousand.

December 31, 2017

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS
	(in thousands)
Amortized cost	$1,678,835	$2,594,496	$4,273,331	$730,624	$5,003,955
Paydowns receivable(2)	13,873	—	13,873	—	13,873
Unrealized gains	6,597	21,348	27,945	33,355	61,300
Unrealized losses	(18,205)	(18,147)	(36,352)	(3,154)	(39,506)
Fair value	$1,681,100	$2,597,697	$4,278,797	$760,825	$5,039,622

				20-Year and	Total
			15-Year	30-Year	Agency	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate(1)	Fixed-Rate	MBS	MBS	MBS
	(in thousands)
Amortized cost	$1,249,366	$863,762	$1,277,570	$882,633	$4,273,331	$730,624	$5,003,955
Paydowns receivable(2)	5,943	7,930	—	—	13,873	—	13,873
Unrealized gains	23,425	833	595	3,092	27,945	33,355	61,300
Unrealized losses	(1,871)	(12,845)	(16,338)	(5,298)	(36,352)	(3,154)	(39,506)
Fair value	$1,276,863	$859,680	$1,261,827	$880,427	$4,278,797	$760,825	$5,039,622

(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $909.2 million, an unrealized loss of $11 million, and a fair value of $898.2 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected, and estimated fair value, of the Non-Agency MBS held at carrying value acquired by the Company for the three months ended March 31, 2018 and cumulatively at March 31, 2018 and December 31, 2017:

	Change During the
	Three Months Ended	At	At
	March 31,	March 31,	December 31,
	2018	2018	2017
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$59	$798,406	$798,347
Contractual principal not expected to be collected (non-accretable yield)	(4,611)	(337,091)	(332,480)
Expected cash flows to be collected	(4,552)	461,315	465,867
Market yield adjustment	(2,799)	144,399	147,198
Unrealized gain, net	1,285	29,810	28,525
Fair value	(6,066)	635,524	641,590
Fair value of other Non-Agency MBS (without credit deterioration)	23,782	143,017	119,235
Total fair value of Non-Agency MBS	$17,716	$778,541	$760,825

The following table presents the change for the three months ended March 31, 2018 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended
	March 31,
	2018
	Market Yield	Non-
	Adjustment	Accretable
	(in thousands)
Balance at beginning of period	$147,198	$(332,480)
Accretion of discount	(1,819)	(100)
Purchases	(2,393)	(9,903)
Realized credit losses, net of recoveries	—	5,392
Sales	1,413	—
Impairment charge	—	—
Other	—	—
Balance at end of period	$144,399	$(337,091)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(in thousands)
Residential mortgage loans held-for-investment	$611,006	$639,351
Accrued interest receivable	2,019	2,093
Total assets	$613,025	$641,444
Accrued interest payable	$1,973	$2,047
Asset-backed securities issued by securitization trusts	601,639	629,984
Total liabilities	$603,612	$632,031

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended March 31, 2018.

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

The following table details the carrying value for residential mortgage loans held-for-investment at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(in thousands)
Principal balance	$606,406	$634,219
Unamortized premium, net of discount	4,786	5,335
Allowance for loan losses	(186)	(203)
Carrying value	$611,006	$639,351

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	Three Months Ended	For the Year Ended
	March 31,	December 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$639,351	$744,462
Deductions during period:
Collections of principal	(27,813)	(102,569)
Amortization of premium	(549)	(2,542)
Charge-offs, net	17	—
Balance at end of period	$611,006	$639,351

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	901	931
Current principal balance	$606,406	$634,219
Average loan balance	$673	$681
Net weighted average coupon rate	3.85%	3.86%
Weighted average maturity (years)	25.9	26.3
Weighted average FICO score	762	762
Current Performance:
Current	$601,411	$629,901
30 days delinquent	2,997	2,918
60 days delinquent	600	—
90+ days delinquent	807	1,400
Bankruptcy/foreclosure	591	—
Total	$606,406	$634,219

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at March 31, 2018 and December 31, 2017 based on principal balance outstanding:

	March 31,	December 31,
State	2018	2017
	(percentage)
California	43.5%	43.8%
Florida	6.3	6.3
Other states (none greater than 5%)	50.2	49.9
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	March 31,	December 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$203	$203
Provision for loan losses	—	—
Charge-offs, net	(17)	—
Balance at end of period	$186	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $601.6 million at March 31, 2018 and $630.0 million at December 31, 2017. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At March 31, 2018, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.1 million. At December 31, 2017, we owned 88 properties at a net cost of approximately $14.1 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Rental properties depreciation and expenses.”

NOTE 6. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At March 31, 2018 and December 31, 2017, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

March 31, 2018

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,805,000	1.69	540,797	3.10	2,345,797	2.01
30 days to 90 days	1,900,000	1.81	—	—	1,900,000	1.81
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,705,000	1.75%	$540,797	3.10%	$4,245,797	1.92%
Weighted average maturity	38 days		12 days		35 days
Weighted average interest rate after adjusting for interest rate swaps					1.88%
Weighted average maturity after adjusting for interest rate swaps					972 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,947,248		$683,100		$4,630,348

December 31, 2017

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	2,015,000	1.46	520,695	2.87	2,535,695	1.75
30 days to 90 days	1,830,000	1.48	—	—	1,830,000	1.48
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,845,000	1.47%	$520,695	2.87%	$4,365,695	1.64%
Weighted average maturity	33 days		14 days		31 days
Weighted average interest rate after adjusting for interest rate swaps					1.77%
Weighted average maturity after adjusting for interest rate swaps					674 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,073,852		$661,445		$4,735,297

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract (see Notes 1, 8, and 14 for more information on the Company’s interest rate swaps and other derivative instruments):

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
March 31, 2018	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$59,057	$—	$59,057	$(59,057)	$—	$—
Total	$59,057	$—	$59,057	$(59,057)	$—	$—
Repurchase agreements(3)	$4,245,797	$—	$4,245,797	$(4,245,797)	$—	$—
Derivative liabilities at fair value(2)	7,863	—	7,863	(7,863)	—	—
Total	$4,253,660	$—	$4,253,660	$(4,253,660)	$—	$—

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2017	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$27,793	$—	$27,793	$(27,793)	$—	$—
Total	$27,793	$—	$27,793	$(27,793)	$—	$—
Repurchase agreements(3)	$4,365,695	$—	$4,365,695	$(4,365,695)	$—	$—
Derivative liabilities at fair value(2)	1,335	—	1,335	(1,335)	—	—
Total	$4,367,030	$—	$4,367,030	$(4,367,030)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At March 31, 2018, we had pledged approximately $58 thousand in Agency MBS as collateral and paid another approximately $2.5 million on interest rate swap margin calls (included in “Restricted cash”) on our interest rate swap derivatives, which were approximately $57.5 million in derivative assets and approximately $3.0 million in derivative liabilities at March 31, 2018. At December 31, 2017, we had pledged approximately $62 thousand in Agency MBS as collateral and paid another approximately $11.2 million on interest rate swap margin calls on our interest rate swap derivatives, which were approximately $27.8 million in derivative assets and approximately $51 thousand in derivative liabilities at December 31, 2017.

(3)

At March 31, 2018, we had pledged approximately $3.95 billion in Agency MBS and approximately $683.1 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2017, we had pledged $4.07 billion in Agency MBS and approximately $661.4 million in Non-Agency MBS as collateral on our repurchase agreements.

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

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange, or CME, and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. For all non-centrally cleared interest rate swaps, we obtain the pricing from independent dealers who are large financial institutions and are market makers for these types of instruments. These market participants use pricing models that incorporate the LIBOR interest swap rate curve and the overnight index swap rate. To validate the prices for all interest rate swaps, we compare to other sources such as Bloomberg.

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

At March 31, 2018, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$4,074,079	$—	$4,074,079
Non-Agency MBS(1)	$—	$778,541	$—	$778,541
Derivative instruments(2)	$—	$59,057	$—	$59,057
Liabilities:
Derivative instruments(2)	$—	$7,863	$—	$7,863

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2017, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$4,278,797	$—	$4,278,797
Non-Agency MBS(1)	$—	$760,825	$—	$760,825
Derivative instruments(2)	$—	$27,793	$—	$27,793
Liabilities:
Derivative instruments(2)	$—	$1,335	$—	$1,335

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1 and Note 14.

At March 31, 2018 and December 31, 2017, cash and cash equivalents, restricted cash, interest receivable, repurchase agreements, and interest payable are reflected in our consolidated financial statements at cost.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment	$611,006	$602,514	$639,351	$641,126
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$601,639	$592,078	$629,984	$630,562

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended March 31, 2018, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through March 31, 2018, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended March 31, 2018, there were no transactions to convert shares of our Series B Preferred Stock into shares of our common stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At March 31, 2018, our authorized capital included 200,000,000 shares of common stock, of which 98,212,084 shares were issued and outstanding.

At March 31, 2018, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At March 31, 2018, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding, and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended March 31, 2018, we sold an aggregate of 21,295 shares of our Series C Preferred Stock at a weighted average price of $25.16 per share, resulting in net proceeds to us of approximately $530 thousand. During the three months ended March 31, 2018, we did not sell any shares of our Series B Preferred Stock or common stock under the FBR Sales Agreement. At March 31, 2018, there was approximately $152.1 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the “SEC.” Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended March 31, 2018, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S‑3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, o the 2015 DRP Plan. During the three months ended March 31, 2018, we issued an aggregate of 72,937 shares of our common stock at a weighted average price of $4.91 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $357 thousand. On March 15, 2018, we filed a shelf registration statement on Form S-3 with the SEC registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan, which replaced the 2015 DRP Plan. The registration statement for the 2018 DRP Plan was declared effective by the SEC on March 26, 2018. During the three months ended March 31, 2018, we issued 1,958 shares of our common stock at $4.88 per share under the 2018 DRP Plan, resulting in proceeds to us of approximately $10 thousand.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

On April 1, 2016, we filed a shelf registration statement on Form S‑3 with the SEC, offering up to $534,442,660 maximum offering price of our capital stock. This registration statement was declared effective by the SEC on April 13, 2016. At March 31, 2018, approximately $490.2 million of our capital stock was available for future issuance under this registration statement.

NOTE 12. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

Effective as of December 31, 2011, we entered into the Management Agreement with our Manager, pursuant to which our day-to-day operations are being conducted by our Manager. Our Manager is supervised and directed by our Board and is responsible for (i) the selection, purchase, and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. Our Manager will also perform such other services and activities relating to our assets and operations as described in the Management Agreement. In exchange for services provided, our Manager receives a management fee, paid monthly in arrears, in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

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

Certain of our former officers and employees were previously granted restricted stock and other equity awards (see Note 13), including dividend equivalent rights, in connection with their service to us, and certain of our former officers and employees had agreements under which they would receive payments if the Company is subject to a change in control (discussed later in this Note 12). In connection with the Externalization, certain of the agreements under which our officers and employees were granted equity awards and would be paid payments in the event of a change in control were modified so that such agreements will continue with respect to our former officers and employees after they became officers and employees of our Manager. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity awards under equity compensation plans in effect now or in the future.

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

Change in Control and Arbitration Agreements

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with Mr. Charles J. Siegel, our Chief Financial Officer, and with various officers and employees of our Manager. These agreements provide that should a change in control (as defined in the agreements) occur, each of these persons will receive certain severance and other benefits valued as of December 31, 2011. Under these agreements, in the event that a change in control occurs, each of these persons will receive a lump sum payment equal to (i) 12 months annual base salary in effect on December 31, 2011, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior December 31, 2011, plus (iii) the average annual bonus received for the two complete fiscal years prior to December 31, 2011, as well as other benefits. For one of the Senior Vice Presidents and Portfolio Managers of our Manager, in the event that a change in control occurs, in addition to other benefits, he will receive a lump sum payment equal to (i) 12 months of the annual base salary (in effect on September 18, 2014) paid by our Manager plus (ii) $350,000. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these persons upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA, a company owned by trusts controlled in part by Mr. Lloyd McAdams, our Chairman and Chief Executive Officer. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $67.40 per square foot. The base monthly rental for us is $41,001.44, which will be increased by 3% per annum on July 1, 2018. The sublease agreement runs through September 30, 2022 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2018 and March 31, 2017, we expensed $139 thousand and $126 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “Other expenses” on our statements of operations.

At March 31, 2018, the future minimum lease commitment was as follows:

						Total
Year	2018	2019	2020	2021	2022	Commitment
	(in whole dollars)
Commitment	$376,394	$514,374	$529,800	$545,697	$276,882	$2,243,147

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1 basis point thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three months ended March 31, 2018 and March 31, 2017, we paid fees of $39 thousand and $38 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S‑8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our Board, or a committee of our Board, to grant dividend equivalent rights, or DERs. or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only  provides for the granting of DERs or phantom shares. During the three months ended March 31, 2018, we did not issue  any equity-based awards under the 2014 Equity Plan.

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. During the three months ended March 31, 2018 and March 31, 2017, the amounts expensed on these grants was approximately $21 thousand and $20 thousand, respectively. The unrecognized stock compensation expense at March 31, 2018 was approximately $123 thousand.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the three months ended March 31, 2018, the amount expensed on these grants was approximately $4 thousand. The unrecognized stock expense on these grants at March 31, 2018 was approximately $160 thousand.

Certain of our former officers have previously been granted restricted stock and other equity incentive awards, including DERs, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our former officers have been granted equity awards were modified so that such agreements will continue with respect to our former officers after they became officers and employees of our Manager. As a result, these awards and any future grants will be accounted for as non-employee awards. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective December 31, 2011, the DERs previously granted to all of our officers, with the exception of our Chief Executive Officer, were terminated under the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan, and were reissued under the 2014 Equity Plan with the same amounts, terms, and conditions. The 2004 Equity Plan was subsequently replaced by the 2014 Equity Plan. The DERs granted to our Chief Executive Officer are accounted for under the 2007 DER Plan.

Under the 2007 DER Plan and the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended March 31, 2018 and March 31, 2017, we paid or accrued $105 thousand and $104 thousand, respectively, related to DERs granted. At March 31, 2018, there were 734,348 DERs issued and outstanding.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of March 31, 2018 and December 31, 2017:

		March 31,	December 31,
Derivative Instruments	Balance Sheet Location	2018	2017
		(in thousands)

Interest rate swaps	Derivative Assets	$57,474	$27,793
TBA Agency MBS	Derivative Assets	1,583	—
		$59,057	$27,793
Interest rate swaps	Derivative Liabilities	$2,997	$51
TBA Agency MBS	Derivative Liabilities	4,866	1,284
		$7,863	$1,335

Interest Rate Swap Agreements

At March 31, 2018, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $3.081 billion and a weighted average maturity of approximately 45 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.94875% to 2.9805%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended March 31, 2018, we added 15 new interest rate swaps for a total notional amount of $575 million. During the three months ended March 31, 2018, three interest rate swaps with an aggregate notional amount of $175 million matured.

At March 31, 2018, the amount in AOCI relating to interest rate swaps was approximately $14.6 million. The estimated net amount of the existing losses that were reported in AOCI at March 31, 2018 that is expected to be reclassified into earnings within the next twelve months is approximately $4.1 million.

During the three months ended March 31, 2018 and March 31, 2017, we had a gain of approximately $25.4 million and approximately $0.5 million, respectively, on interest rate swaps.

At March 30, 2018 and December 31, 2017, our interest rate swaps had the following notional amounts, weighted average fixed rates, and remaining terms:

	March 31, 2018			December 31, 2017
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$385,000	1.34%	5	$410,000	0.96%	4
1 year to 2 years	650,000	1.61	18	725,000	1.60	19
2 years to 3 years	666,000	1.76	31	516,000	1.62	33
3 years to 4 years	250,000	1.79	42	350,000	1.90	43
4 years to 5 years	220,000	1.92	53	220,000	1.92	56
5 years to 7 years	435,000	2.27	75	260,000	1.98	74
7 years to 10 years	475,000	2.55	103	200,000	2.08	101
	$3,081,000	1.88%	45	$2,681,000	1.65%	37

Interest Rate Swap Agreements by Counterparty

	March 31,	December 31,
	2018	2017
	(in thousands)
Central clearing houses(1)	$2,946,000	$2,421,000
JPMorgan Securities	—	50,000
Deutsche Bank Securities	—	75,000
RBS Greenwich Capital	115,000	115,000
Bank of New York	20,000	20,000
	$3,081,000	$2,681,000

(1)

For all interest rate swaps entered into after September 9, 2013, the counterparty will be central clearing houses, such as the CME or LCH, regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

Eurodollar Futures Contracts

Each Eurodollar Futures Contract embodied $1 million of notional value and was effective for a term of approximately three months. We did not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value were recognized in earnings in the period in which the changes occurred. At March 31, 2018 and December 31, 2017, we did not have any Eurodollar Futures Contracts outstanding. For the three months ended March 31, 2018, we had no gains or losses on Eurodollar Futures Contracts. For the three months ended March 31, 2017, we had a gain of approximately $0.3 million on Eurodollar Futures Contracts.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended March 31, 2018, we recognized a loss on derivatives-TBA Agency MBS (including derivative income) of approximately $12.0 million. During the three months ended March 31, 2017, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $1.6 million. The types of securities involved in these TBA contracts are Fannie Mae and Freddie Mac 15-year fixed-rate securities with coupons ranging from 2.5% to 3.5%. At March 31, 2018, the net notional amount of the TBA Agency MBS was approximately $750 million.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our interest rate swaps, see Note 8.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment — We sublease office space and use administrative services from PIA as more fully described in Note 12.

NOTE 16. OTHER EXPENSES

	Three Months Ended
	March 31,
	2018		2017
	(in thousands)
Legal and professional fees	$156		$180
Printing and stockholder communications	16		63
Directors and Officers insurance	85		125
DERs expense	105		104
Amortization of restricted stock	25		20
Software implementation and maintenance(1)	77		121
Administrative service fees	39		38
Rent	139		126
Stock exchange and filing fees	48		40
Custodian and clearing fees	144		70
Sarbanes-Oxley consulting fees	20	.	30
Board of directors fees and expenses	80		78
Securities data services	149		120
Other	27		39
Total of other expenses	$1,110		$1,154

NOTE 17. SUBSEQUENT EVENTS

Effective April 2, 2018, the conversion rate of our Series B Preferred Stock increased from 4.9673 shares of our common stock to 5.0453 shares of our common stock based upon the common stock dividend of $0.15 that was declared on March 15, 2018.

From April 2, 2018 through May 4, 2018, two interest rate swaps with an aggregate notional amount of $115 million matured and we added three new interest rate swaps with an aggregate notional amount of $150 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10‑Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10‑Q. The information contained in this Quarterly Report on Form 10‑Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10‑Q and in our other reports filed with the SEC, including our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.

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

•

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by GSEs and that are secured primarily by first-lien residential mortgage loans.

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

Our MBS Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans held-for-investment at March 31, 2018 and December 31, 2017:

	March 31,		December 31,
	2018		2017
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$4,074,079	74.57%	$4,278,797	75.34%
Non-Agency MBS	778,541	14.25	760,825	13.40
Total MBS	4,852,620	88.82	5,039,622	88.74
Residential mortgage loans held-for-investment	611,006	11.18	639,351	11.26
Total mortgage-related assets	$5,463,626	100.00%	$5,678,973	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

At March 31, 2018 and December 31, 2017, the fair value of our MBS portfolio and its allocation were approximately as follows:

	March 31,	December 31,
	2018	2017
	(dollar amounts in thousands)
Fair value of MBS	$4,852,620	$5,039,622
Adjustable-rate Agency MBS less than 1-year reset	23%	24%
Adjustable-rate Agency MBS 1-2 year reset	4	3
Adjustable-rate Agency MBS 2-3 year reset	4	4
Adjustable-rate Agency MBS 3-4 year reset	—	1
Adjustable-rate Agency MBS 4-5 year reset	5	3
Adjustable-rate Agency MBS 5-7 year reset	2	4
Adjustable-rate Agency MBS 7-10 year reset	3	3
Total Adjustable-Rate Agency MBS	41%	42%
15-year fixed-rate Agency MBS	25	25
20-year and 30-year fixed-rate Agency MBS	18	18
Non-Agency MBS	16	15
Total MBS	100%	100%

Results of Operations

Three Months Ended March 31, 2018 as Compared to March 31, 2017

For the three months ended March 31, 2018, our net loss to common stockholders was $5.2 million, or a negative $0.05 per basic and diluted share, based on a weighted average of 98.2 million basic and diluted shares outstanding. This included a net loss of $2.9 million and the payment of preferred dividends of $2.3 million. For the three months ended March 31, 2017, our net income to common stockholders was $13.6 million, or $0.14 per diluted share, based on a weighted average of 100.5 million diluted shares outstanding. This included net income of $15.4 million minus the payment of preferred dividends of $1.8 million.

Net interest income for the three months ended March 31, 2018 totaled $14.7 million, or 30.7% of gross income, as compared to $16.2 million, or 38.1% of gross income, for the three months ended March 31, 2017. Net interest income is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income, net of premium amortization expense, for the three months ended March 31, 2018 was $40.3 million, as compared to $34.0 million for the three months ended March 31, 2017, an increase of 18.5%, due primarily to an increase in the weighted average coupons on MBS, from 3.20% during the three months ended March 31, 2017 to 3.57% during the three months ended March 31, 2018, an increase in the weighted average portfolio outstanding, from $4.38 billion during the three months ended March 31, 2017 to approximately $4.67 billion during the three months ended March 31, 2018, and a decrease in premium amortization expense of $0.8 million, partially offset by a decrease in income on residential mortgage loans of approximately $1.1 million (due primarily to paydowns on this portfolio).

Interest expense for the three months ended March 31, 2018 was approximately $25.6 million, as compared to approximately $17.9 million for the three months ended March 31, 2017, an increase of approximately 43.3%, which resulted primarily from an increase in the weighted average interest rates, from 1.09% at March 31, 2017 to 1.75% at March 31, 2018, and an increase in the average borrowings outstanding, from $3.84 billion at March 31, 2017 to $4.36 billion at March 31, 2018, partially offset by a decrease in interest expense on ABS of approximately $1.0 million (due primarily to paydowns).

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our MBS, the supply of, and demand for, MBS in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense), and prepayment speeds on our MBS portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, vary according to the type of investment, conditions in the financial markets, competition, and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swaps and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (a) prepayments on our MBS portfolios to increase, thereby accelerating the amortization of our MBS purchase premiums; (b) the interest expense associated with our borrowings to decrease; (c) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to increase; (d) the value of our interest rate swaps and, correspondingly, our stockholders’ equity to decrease; and (e) coupons on our MBS to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the three months ended March 31, 2018, premium amortization expense decreased $0.8 million, or 9.2%, to $7.6 million, from $8.4 million during the three months ended March 31, 2017, due primarily to lower actual prepayments and lower future long-term prepayment assumptions.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our MBS:

	2018	2017
	First	First
Portfolio	Quarter	Quarter
MBS	13%	19%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the three months ended March 31, 2018, we sold approximately $583.2 million of Agency MBS and realized a net loss of approximately $19.3 million. During the three months ended March 31, 2017, we sold approximately $8.2 million of Agency MBS and realized a net loss of approximately $68 thousand. During the three months ended March 31, 2018, we had unrealized losses of $8.9 million on trading investments. We had unrealized gains of $122 thousand on trading investments during the three months ended March 31, 2017. We sold approximately $5.8 million of Non-Agency MBS during the three months ended March 31, 2018 and recognized a loss of approximately $42 thousand. We did not sell any Non-Agency MBS during the three months ended March 31, 2017. We had no set plan to sell any of the MBS, nor were we required to do so. Asset sales during the three months ended March 31, 2018 were primarily a function of rebalancing our portfolio by disposing of lower-yielding securities. During the three months ended March 31, 2018 and March 31, 2017, we recognized a loss (including derivative income) of approximately $12.0 million and a gain of approximately $1.6 million, respectively, on TBA Agency MBS. During the three months ended March 31, 2018, we did not sell any of our residential mortgage loans. During the three months ended March 31, 2017, we sold our interests in the B-4 tranches on two of the securitization trusts and recognized a gain of approximately $378 thousand.

During the three months ended March 31, 2018, we had a gain on interest rate swaps recognized in our statements of operations of approximately $25.4 million, consisting primarily of $0.4 million in net cash settlements, approximately $0.9 million in AOCI amortization, and the difference of approximately $26.7 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the three months ended

March 31, 2017, we had a gain on interest rate swaps recognized in our statements of operations of approximately $0.5  million, consisting primarily of $2.4 million in net cash settlements, approximately $0.5 million in AOCI amortization, and the difference of approximately $3.4 million in the change in fair value. Also during the three months ended March 31, 2018, we had no gain or loss on Eurodollar Futures Contracts, as compared to a gain of approximately $0.3 million on Eurodollar Futures Contracts during the three months ended March 31, 2017. During the three months ended March  31, 2018, we earned rental income on our residential properties portfolio of approximately $451 thousand, as compared to rental income of approximately $449 thousand on our residential properties for the three months ended March 31, 2017. During the three months ended March 31, 2018, we did not incur any impairment charge on Non-Agency MBS, as compared to an impairment charge of approximately $0.7 million during the three months ended March 31, 2017.

Total expenses were approximately $3.2 million for the three months ended March 31, 2018, as compared to approximately $3.31 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, we incurred management fees of approximately $1.7 million, which is based on a percentage of our equity (see Note 12 to the accompanying unaudited consolidated financial statements), as compared to management fees of approximately $1.8 million for the three months ended March 31, 2017. Rental properties depreciation and expenses increased by $56 thousand during the three months ended March 31, 2018. “Other expenses” (as detailed in Note 16 to the accompanying unaudited consolidated financial statements) decreased by approximately $43 thousand during the three months ended March 31, 2018.

Financial Condition

MBS Portfolio

At March 31, 2018, we held Agency MBS which had an amortized cost of approximately $4.1 billion, consisting primarily of $2.0 billion of adjustable-rate MBS and $2.1 billion of fixed-rate MBS. This amount represented an approximately 4.0% decrease from the $4.27 billion held at December 31, 2017. Of the adjustable-rate Agency MBS owned by us, approximately 56% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 44% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At March 31, 2018, our Non-Agency MBS had an amortized cost of approximately $747.6 million, a fair value of approximately $778.5 million, and a contractually required principal balance of approximately $941.2 million. At December 31, 2017, our Non-Agency MBS had an amortized cost of approximately $730.6 million, a fair value of approximately $760.8 million, and a contractually required principal balance of approximately $916.8 million.

The following table presents a schedule of the fair value of our MBS owned at March 31, 2018 and December 31, 2017 as classified by type of issuer:

	March 31, 2018		December 31, 2017
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$2,555,950	52.7%	$2,597,697	51.5%
Freddie Mac (FHLMC)	1,518,129	31.3	1,681,100	33.4
Non-Agency MBS	778,541	16.0	760,825	15.1
Total MBS	$4,852,620	100.0%	$5,039,622	100.0%

The following table presents a schedule of the fair value of our MBS owned at March 31, 2018 and December 31, 2017 as classified by type of interest rate index:

	March 31, 2018		December 31, 2017
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$523	—%	$548	—%
Six-month LIBOR	19,043	0.4	20,485	0.4
One-year LIBOR	1,882,753	38.8	1,996,391	39.6
Six-month certificate of deposit	444	—	464	—
Six-month constant maturity treasury	—	—	4	—
One-year constant maturity treasury	88,467	1.8	78,422	1.6
Cost of Funds Index	4,812	0.1	40,229	0.8
15-year fixed-rate	1,183,244	24.4	1,261,827	25.0
20-year and 30-year fixed-rate	894,793	18.5	880,427	17.5
Total Agency MBS	$4,074,079	84.0%	$4,278,797	84.9%
Non-Agency MBS	778,541	16.0	760,825	15.1
Total MBS	$4,852,620	100.0%	$5,039,622	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017 were as follows:

	March 31,	December 31,	September 30,	June 30,
	2018	2017	2017	2017
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.54%	3.45%	3.40%	3.25
Hybrid adjustable-rate Agency MBS	2.45	2.44	2.45	2.43
15-year fixed-rate Agency MBS	2.91	2.79	2.79	2.60
20-year and 30-year fixed-rate Agency MBS	3.81	3.53	3.54	4.06
Total Agency MBS	3.20%	3.07%	3.03%	2.94
Average Amortized Cost:
Adjustable-rate Agency MBS	102.75%	102.81%	102.89%	102.86
Hybrid adjustable-rate Agency MBS	102.68	102.67	102.70	102.79
15-year fixed-rate Agency MBS	102.31	102.40	102.44	102.83
20-year and 30-year fixed-rate Agency MBS	103.58	103.62	103.70	103.53
Total Agency MBS	102.79%	102.83%	102.84%	102.87
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.12%	2.99%	2.95%	2.86

At March 31, 2018 and December 31, 2017, the unamortized net premium paid for our Agency MBS was approximately $111.2 million and $117.5 million, respectively.

At March 31, 2018, the current yield on our Agency MBS was 3.12%, as compared to the current yield of 2.99% at December 31, 2017. This increase was due primarily to an increase in the weighted average coupon. As reflected in the trend above, the weighted average coupon on our Agency MBS had increased by an average of approximately 6 basis points per quarter over the past four quarters.

For the three months ended March 31, 2018, the weighted average coupon for our total Agency MBS portfolio increased by 13 basis points from the prior quarter, due primarily to the acquisition of more fixed-rate MBS at higher coupons.

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

Our Non-Agency MBS were either issued before 2008 or were recently issued and collateralized by currently non-performing residential mortgage loans that were originated before 2008. The following table summarizes our Non-Agency MBS portfolio at March 31, 2018 and December 31, 2017:

March 31, 2018

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Prime	$41,153	$39,603	$49,014	81%	4.99%	5.64%
Alt-A	561,404	536,088	712,670	75%	5.61%	5.42%
Subprime	20,453	19,237	21,207	91%	4.15%	5.74%
Non-performing	118,539	118,304	118,723	99%	5.18%	5.60%
Agency Risk Transfer	36,992	34,399	39,550	87%	4.10%	5.95%
Total Non-Agency MBS	$778,541	$747,631	$941,164	79%	5.42%	5.49%

December 31, 2017

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Prime	$42,381	$41,378	$50,820	81%	4.75%	5.56%
Alt-A	569,979	544,948	714,396	76%	5.56%	5.41%
Subprime	20,998	19,610	21,654	91%	4.03%	5.39%
Non-performing	94,245	93,715	94,228	99%	5.20%	5.71%
Agency Risk Transfer	33,222	30,973	35,750	87%	4.14%	5.94%
Total Non-Agency MBS	$760,825	$730,624	$916,848	80%	5.39%	5.48%

At March 31, 2018 and December 31, 2017, the unamortized net discount on our Non-Agency MBS was approximately $193.5 million and $186.2 million, respectively.

Financing

The following information pertains to our repurchase agreement borrowings at March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017:

	March 31,	December 31,	September 30,	June 30,
	2018	2017	2017	2017
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,705,000	$3,845,000	$3,865,000	$3,460,000
Repurchase agreements for Non-Agency MBS	540,797	520,695	477,848	442,453
Total repurchase agreements outstanding	$4,245,797	$4,365,695	$4,342,848	$3,902,453
Average repurchase agreements outstanding during the quarter	$4,355,890	$4,424,295	$4,077,319	$3,627,123
Maximum monthly amount during the quarter	$4,357,754	$4,434,518	$4,342,848	$3,902,453
Average interest rate on outstanding repurchase agreements	1.92%	1.64%	1.47%	1.36%
Average days to maturity	35 days	31 days	29 days	26 days
Average interest rate after adjusting for interest rate swaps	1.88%	1.77%	1.57%	1.57%
Weighted average maturity after adjusting for interest rate swaps	972 days	674 days	603 days	524 days

At March 31, 2018, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,805,000	1.69	540,797	3.10	2,345,797	2.01
30 days to 90 days	1,900,000	1.81	—	—	1,900,000	1.81
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,705,000	1.75%	$540,797	3.10%	$4,245,797	1.92%
Weighted average maturity	38 days		12 days		35 days
Weighted average interest rate after adjusting for interest rate swaps					1.88%
Weighted average maturity after adjusting for interest rate swaps					972 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,947,248		$683,100		$4,630,348

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

At March 31, 2018, the current yield on our Agency MBS increased to 3.12% from 2.99% at December 31, 2017. This was due primarily to the increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 13 basis points from December 31, 2017. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining, as paydowns on the MBS portfolio have been used to some extent to reduce the amounts of repurchase agreements outstanding.

The average interest rate on outstanding repurchase agreements, after adjusting for all interest rate swaps, increased from 1.77% at December 31, 2017 to 1.88% at March 31, 2018, due primarily to the increase in repurchase agreement rates. The weighted average term to next rate adjustment, after adjusting for all interest rate swaps, increased from 674 days at December 31, 2017 to 972 days at March 31, 2018, due to recently-added longer-term interest rate swaps.

Relative to our MBS portfolio at March 31, 2018, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 14 days to three months. At March 31, 2018, we had borrowed funds under repurchase agreements with 21 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS, and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements during the three months ended

March 31, 2018, but there can be no assurance we will have adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements in the future.

Residential Mortgage Loans Held-for-Investment

At March 31, 2018, we owned approximately $9.4 million of subordinated pieces of certain securitization trusts. The underlying mortgage loans (both the subordinated classes we own and the classes senior to ours) held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts, which are the classes senior to our investment) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the accompanying unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At March 31, 2018, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.1 million. At December 31, 2017, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.1 million.

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

The following table relates to our interest rate swaps at March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017:

	March 31,	December 31,	September 30,	June 30,
	2018	2017	2017	2017
Aggregate notional amount of interest rate swaps	$3.081 billion	$2.681 billion	$2.281 billion	$1.836 billion
Average maturity of interest rate swaps	3.8 years	3.1 years	3.1 years	3.1 years
Weighted average fixed-rate paid on interest rate swaps	1.88%	1.65%	1.51%	1.67%

Interest rate swaps are used to provide protection from increases in interest rates having a negative impact on the market value of our portfolio that could result in our lenders requiring additional collateral for our repurchase agreement borrowings. An increase or decrease in the notional value of these agreements usually provides an increase or decrease in protection to our portfolio’s change in value due to interest rate changes. Other methods that can also lessen our portfolio’s change in value due to interest rate increases include acquiring mortgages that are inherently less sensitive to interest rate changes and borrowings using long-term agreements.

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At March 31, 2018, the net unrealized loss in AOCI on the interest rate swaps was approximately $14.6 million, as compared to a net unrealized loss of approximately $15.3 million at December 31, 2017.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 8, and 14 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $4.25 billion at March 31, 2018. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.95 billion in Agency MBS and approximately $683.1 million in Non-Agency MBS. Our other significant sources of funds for the three months ended March 31, 2018 consisted of payments of principal from our MBS portfolio in the amount of approximately $209.6 million and $589.1 million in proceeds from sales of MBS.

For the three months ended March 31, 2018, there was a net decrease in cash, cash equivalents, and restricted cash of approximately $5.5 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended March 31, 2018 was approximately $18.8 million. This was comprised primarily of net loss of approximately $2.9 million and adding back the following non-cash items: the amortization of premiums and discounts on Agency MBS of approximately $7.6 million; depreciation on rental properties of approximately $118 thousand; amortization of restricted stock of $25 thousand; accretion of discount on Non-Agency MBS of approximately $1.8 million; a loss on the sales of MBS of approximately $19.3 million; a loss on TBA Agency MBS, net of derivative income, of approximately $12.0 million: a loss on Agency MBS held as trading investments of approximately $8.9 million, and an impairment on residential mortgage loans of approximately $18 thousand, offset by a gain on interest rate swaps of approximately $25.4 million; net settlements on interest rate swaps of approximately $0.6 million; and accretion of discount on residential mortgage loans of $28 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $5.2 million; a decrease in interest receivable of approximately $27 thousand; a decrease in accrued interest payable of approximately $1.5 million; and a decrease in prepaid expense and other assets of approximately $5.8 million;

•

Net cash provided investing activities for the three months ended March 31, 2018 was approximately $126.6 million, which consisted of $209.6 million from principal payments on MBS; proceeds from sales of MBS of $589.1 million; and principal payments on residential mortgage loans held-for-investment of $28 thousand, partially offset by purchases of MBS of approximately $672.1 million, and improvements on residential properties of $54 thousand; and

•

Net cash used in financing activities for the three months ended March 31, 2018 was approximately $150.9 million. This consisted of borrowings on repurchase agreements of approximately $6.96 billion, offset by repayments on repurchase agreements of approximately $7.08 billion; net settlements on TBA Agency MBS of approximately $14.8 million; dividends paid of approximately $14.7 million on common stock and dividends paid of approximately $2.3 million on preferred stock, partially offset by common stock issued of approximately $366 thousand and proceeds from preferred stock issued of approximately $525 thousand.

At March 31, 2018, our leverage (excluding the ABS issued by securitization trusts) on capital (including all preferred stock and junior subordinated notes) increased from 5.94x at December 31, 2017 to 6.12x at March 31, 2018. The increase in our leverage was due primarily to a decrease in our stockholders’ equity, from $678 million at December 31, 2017 to $636.9 million at March 31, 2018, partially offset by a decrease in repurchase agreements outstanding, from $4.37 billion at December 31, 2017 to $4.25 billion at March 31, 2018.

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

During the three months ended March 31, 2018, we raised approximately $357 thousand in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan (which had expired on March 25, 2018) and approximately $10 thousand under our 2018 Dividend Reinvestment and Stock Purchase Plan (which became effective on March 26, 2018.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended March 31, 2018, we sold an aggregate of 21,295 shares of our Series C Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $530 thousand. During the three months ended March 31, 2018, we did not sell any shares of our Series B Preferred Stock or our common stock under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program, which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended March 31, 2018, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended March 31, 2018, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.

Stockholders’ Equity

We use available-for-sale treatment for the majority of our MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at March 31, 2018 was approximately $636.9 million. Common stockholders’ equity was approximately $538.6 million, or a book value of $5.48 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized loss” on available-for-sale Agency MBS was approximately $21.4 million, or 0.52% of the amortized cost of our Agency MBS, at March 31, 2018. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $14.6 million, and “Accumulated other comprehensive income, unrealized gain on available-for-sale Non-Agency MBS” of approximately $30.9 million, constituted the total “Accumulated other comprehensive loss” of approximately $5.1 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: core earnings (including per common share), total interest income, and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles the Company’s net loss to common stockholders for the three months ended March 31, 2018 to “core earnings” for the same period. Core earnings represents the net loss to common stockholders (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three months ended March 31, 2018 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

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

•	the adjustment for depreciation expense on residential rental properties is a non-cash item and is added back by other companies to derive core earnings or funds from operations; and

•

the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies.

These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the three months ended March 31, 2018. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended
	March 31, 2018
	Amount	Per Share
	(in thousands)
Net loss to common stockholders	$(5,150)	$(0.05)
Adjustments to derive core earnings:
Loss on sales of MBS	19,314	0.20
Unrealized loss (gain) on Agency MBS held as trading investments	8,890	0.09
Unrealized gain on interest rate swaps, net	(25,394)	(0.26)
Loss on derivatives-TBA Agency MBS, net	11,981	0.12
Amortization of other comprehensive income on de-designated interest rate swaps(1)	(194)	—
Net settlement on interest rate swaps after de-designation(2)	(402)	(0.01)
Dollar roll income on TBA Agency MBS(3)	2,596	0.03
Premium amortization on Agency MBS	7,601	0.08
Paydown expense(4)	(5,628)	(0.06)
Depreciation expense on residential rental properties(5)	118	—
Core earnings	$13,732	$0.14
Basic weighted average number of shares outstanding	98,185

(1)

This amount represents the amortization of the balance remaining in “accumulated other comprehensive income” as a result of the Company’s discontinuation of hedge accounting and is recorded in its statements of operations as a portion of interest expense in accordance with GAAP.

(2)

Net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014 and also on any new interest rate swaps entered into after that date. These amounts are recorded in “Gain on interest rate swaps, net.”

(3)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “Gain on derivatives, net” that is shown on the Company’s statements of operations.

(4)

Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the three-month period.

(5)	Depreciation expense is added back in the core earnings calculation, as it is a non-cash item, and it is similarly added back in other companies’ calculation of core earnings or funds from operations.

Effective Net Interest Rate Spread

	Three Months Ended
	March 31, 2018
		Annualized
	Amount	Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$40,331	3.04%
Income-rental properties	451	0.01
Dollar roll income on TBA Agency MBS(1)	2,596	0.20
Premium amortization on Agency MBS	7,601	0.58
Paydown expense on Agency MBS(2)	(5,628)	(0.42)
Total interest and other income and average asset yield, including TBA dollar roll income	$45,351	3.41%
Effective Cost of Funds:
Total interest expense	$25,610	2.05%
Net settlement on interest rate swaps after de-designation(3)	402	0.03
Amortization of other comprehensive income on de-designated interest rate swaps(4)	194	0.01
Effective total interest expense and effective cost of funds	$26,206	2.09%
Effective net interest rate spread		1.32%
Average earning assets	$5,312,243
Average borrowings	$5,004,488

(1)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “Gain on derivatives, net” that is shown on the Company’s statements of operations.

(2)

Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the three-month period.

(3)

Net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014 and also on any new interest rate swaps entered into after that date. These amounts are recorded in “Gain on interest rate swaps, net.”

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

Our accounting policies are described in Note 1 to the accompanying unaudited consolidated financial statements. Management believes the more significant of our accounting policies are the following:

Revenue Recognition

During the three months ended March 31, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers,” and the other ASUs related to ASU 2014-09. These ASUs did not have a material impact on our consolidated financial statements. Our revenue streams are primarily from investments in MBS and residential mortgage loans held-for-investment. These are considered financial instruments under ASU 2014-09 and are excluded from the scope of this ASU, as they are covered under various ASC topics. A smaller portion of our business is the ownership and rental of residential properties. These residential property leases are also excluded from ASU 2014-09, as they are covered under ASC 840, “Leases.” The detail of the revenue recognition for each of our revenue streams is covered under the discussion for each of those items.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at March 31, 2018 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from AOCI to current-period income (loss). For more detail on the fair value of our Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses, and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at March 31, 2018 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from AOCI to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

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

In accordance with ASC 815‑10, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swaps to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by ASC 815‑10.

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

After August 22, 2014, when we discontinued hedge accounting, the gain or loss on the derivative remained in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting was discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At March 31, 2018, none of our derivative instruments were designated as hedges.

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

Over the past several years, separate legislation has been introduced in both houses of the U.S. Congress to wind-down or reform both of these agencies. None of these bills have garnered enough support for a vote. It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity, and value of the MBS in which we invest.

Actions of the Federal Reserve

At its May 2018 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, left the Fed Funds rate unchanged, keeping it within a range of 1.50% to 1.75%, as credit and employment growth have decelerated during the first quarter of 2018. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. On March 23, 2018, Congress passed, and President Trump signed into law, a $1.3 trillion spending bill to fund government operations. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general and also on the securities in our portfolio.

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

Although the U.S. government and other foreign governments have taken various actions intended to protect their respective economies, their respective housing and mortgage markets, and their banking systems and financial institutions, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets and, more specifically, the market for the securities we currently own in our portfolio. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations and financial conditions. These events may impact the availability of financing, borrowing costs and the liquidity and valuation of securities in general and also on the securities in our portfolio.

On June 23, 2016, the citizens of the United Kingdom voted to leave, or Brexit, the European Union, or the EU. The United Kingdom will have two years from its formal notification of withdrawal (given on March 29, 2017) from the EU to negotiate a new treaty to replace the terms of its EU membership. The United Kingdom is due to leave the EU in March 2019 and EU leaders have now adopted formal guidelines about the future relationship between the EU and the United Kingdom. It is unknown at this time what effects the Brexit vote will have on interest rates, on stock markets (over the longer term), and the effect on the U.S. economy and the global economy.

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

Subsequent Events

Effective April 2, 2018, the conversion rate of our Series B Preferred Stock increased from 4.9673 shares of our common stock to 5.0453 shares of our common stock based upon the common stock dividend of $0.15 that was declared on March 15, 2018.

From April 2, 2018 through May 4, 2018, two interest rate swaps with an aggregate notional amount of $115 million matured and we added three new interest rate swaps with an aggregate notional amount of $150 million.

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

ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM interest rate can change during any given period. ARMs are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage assets could be limited. This problem would be magnified to the extent we acquire mortgage assets that are not fully indexed. Further, some ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net operating income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income, and our ability to make distributions to stockholders.

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

We also fund the acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associates with borrowings used to fund acquisitions of fixed-rate assets are subject to increases while the income we receive from these assets remains fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could negatively impact our net operating income.

At March 31, 2018, our MBS and the related borrowings will prospectively reprice based on the following time frames:

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,183,244	24.4%	$—	—%
20-year and 30-year fixed-rate investments	894,793	18.4	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	342,123	7.1	—	—
Greater than 3 months and less than 1 year	791,447	16.3	3,705,000	87.3
Greater than 1 year and less than 2 years	201,083	4.1	—	—
Greater than 2 years and less than 3 years	179,248	3.7	—	—
Greater than 3 years and less than 4 years	7,993	0.1	—	—
Greater than 4 years and less than 5 years	229,765	4.7	—	—
Greater than 5 years and less than 7 years	105,774	2.2	—	—
Greater than 7 years	138,609	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	31,859	0.7	540,797	12.7
Hybrid MBS	24,390	0.5	—	—
Fixed-rate MBS	722,292	14.9	—	—
Total MBS Portfolio	$4,852,620	100.0%	$4,245,797	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2017, our MBS and the related borrowings will prospectively reprice based on the following time frames:

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,261,827	25.0%	$—	—%
20-year and 30-year fixed-rate investments	880,427	17.5	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	263,011	5.2	3,845,000	88.1
Greater than 3 months and less than 1 year	960,963	19.1	—	—
Greater than 1 year and less than 2 years	149,524	3.0	—	—
Greater than 2 years and less than 3 years	219,545	4.4	—	—
Greater than 3 years and less than 4 years	34,163	0.7	—	—
Greater than 4 years and less than 5 years	142,420	2.8	—	—
Greater than 5 years and less than 7 years	221,838	4.4	—	—
Greater than 7 years	145,079	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	32,850	0.6	520,695	11.9
Hybrid MBS	24,887	0.5	—	—
Fixed-rate MBS	703,088	13.9	—	—
Total MBS Portfolio	$5,039,622	100.0%	$4,365,695	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

The majority of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. At March 31, 2018, the fair value adjustment of our MBS reflected in AOCI decreased to a positive adjustment (other comprehensive income) of approximately $9.5 million from a positive adjustment (other comprehensive income) at December 31, 2017 of approximately $32.4 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2018, our Agency MBS had a weighted average term to next rate adjustment of approximately 26 months while our borrowings had a weighted average term to next rate adjustment of 35 days. After adjusting for interest rate swaps transactions, the weighted average term to next rate adjustment was 972 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. On March 23, 2018, Congress passed, and President Trump signed into law, a $1.3 trillion spending bill to fund government operations. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates, and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At March 31, 2018, we had unrestricted cash of approximately $15.4 million, $126.9 million in unpledged Agency MBS, and $95.4 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

General

Many assumptions are made to present the information in the table below and, as such, there can be no assurance that assumed events will occur, or that other events that could affect the outcomes will not occur; therefore, the table below and all related disclosures constitute forward-looking statements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swaps). These projections are based on investments in place at March 31, 2018 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
-2%	-13%	1.0%
-1%	0%	1.0%
0%	0%	0%
1%	-6%	-1.6%
2%	-13%	-3.5%

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

Item 1A.   Risk Factors.

There have been no material changes during the last quarter with regard to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the three months ended March 31, 2018. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 12, 2018 as DEF 14A.

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

10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*

2015 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form  S‑3, Registration No. 333‑202739, which became effective under the Securities Act of 1933, as amended, on March 25, 2015)

10.4*

2018 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form  S‑3, Registration No. 333‑223697, which became effective under the Securities Act of 1933, as amended, on March 26, 2018)

10.5

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

10.6

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown, and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10‑K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.7*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 3, 2012)

10.8

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on August 20, 2010)

Exhibit Number	Description
10.9

Management Agreement dated as of December 31, 2011 by and between Anworth and Anworth Management LLC (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 3, 2012)

10.10

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10‑Q for the three months ended June 30, 2012, as filed with the SEC on August 6, 2012)

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 7, 2018	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board and Chief Executive Officer
(Chief Executive Officer)

Dated: May 7, 2018	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)