Form 10-Q
period 2018-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2018-08-06
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001‑13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	52‑2059785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, 2nd Floor Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

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

As of August 3, 2018, the registrant had 98,372,485 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
		(audited)
ASSETS
Agency MBS at fair value (including $3,691,061 and $4,073,852 pledged to counterparties at June 30, 2018 and December 31, 2017, respectively)	$3,834,344	$4,278,797
Non-Agency MBS at fair value (including $686,962 and $661,445 pledged to counterparties at June 30, 2018 and December 31, 2017, respectively)	779,995	760,825
Residential mortgage loans held-for-investment(1)	585,020	639,351
Residential real estate	13,987	14,143
Cash and cash equivalents	12,593	12,273
Restricted cash	—	11,157
Interest and dividends receivable	17,272	18,091
Derivative instruments at fair value	69,639	27,793
Prepaid expenses and other	6,100	3,111
Total Assets	$5,318,950	$5,765,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$21,881	$15,835
Repurchase agreements	4,018,480	4,365,695
Asset-backed securities issued by securitization trusts(1)	575,653	629,984
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	652	1,335
Dividends payable on preferred stock	2,292	2,272
Dividends payable on common stock	13,763	14,721
Accrued expenses and other	7,548	897
Total Liabilities	$4,677,649	$5,068,119
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $49,725, respectively); 2,010 and 1,989 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	48,944	48,420
Common Stock: par value $0.01 per share; authorized 200,000 shares, 98,304 and 98,137 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	983	981
Additional paid-in capital	981,087	980,243
Accumulated other comprehensive income consisting of unrealized gains and losses	(19,460)	17,021
Accumulated deficit	(436,245)	(415,235)
Total Stockholders’ Equity	$621,846	$677,967
Total Liabilities and Stockholders’ Equity	$5,318,950	$5,765,541

(1)

The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At June 30, 2018 and December 31, 2017, total assets of the consolidated VIEs were $587 million and $641 million (including accrued interest receivable of $1.9 million and $2.1 million), respectively (which is recorded above in the line item entitled “Interest and dividends receivable”), and total liabilities were $578 million and $632 million (including accrued interest payable of $1.9 million and $2.0 million), respectively (which is recorded in the line item above entitled “Accrued interest payable”). Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and other income:
Interest-Agency MBS	$24,814	$15,771	$48,871	$32,873
Interest-Non-Agency MBS	9,902	9,738	19,910	19,306
Interest-residential mortgage loans	5,955	7,060	12,194	14,411
Other interest income	44	31	72	58
	40,715	32,600	81,047	66,648
Interest expense:
Interest expense on repurchase agreements	22,028	11,421	41,122	21,832
Interest expense on asset-backed securities	5,797	6,892	11,867	13,966
Interest expense on junior subordinated notes	504	401	951	785
	28,329	18,714	53,940	36,583
Net interest income	12,386	13,886	27,107	30,065
Operating expenses:
Management fee to related party	(1,666)	(1,876)	(3,403)	(3,697)
Rental properties depreciation and expenses	(405)	(347)	(792)	(676)
General and administrative expenses	(1,324)	(968)	(2,434)	(2,122)
Total operating expenses	(3,395)	(3,191)	(6,629)	(6,495)
Other income (loss):
Income-rental properties	445	451	897	900
Realized gain (loss) on sales of available-for-sale MBS	—	176	(11,987)	108
Realized loss on sales of Agency MBS held as trading investments	—	—	(7,327)	—
Impairment charge on Non-Agency MBS	(1,757)	(905)	(1,757)	(1,637)
Unrealized (loss) gain on Agency MBS held as trading investments	(2,677)	4,101	(11,567)	4,222
Gain on sales of residential mortgage loans held-for-investment	—	—	—	378
Gain (loss) on derivatives, net	9,930	(4,422)	23,342	(2,044)
Recovery on Non-Agency MBS	1	1	1	1
Total other income (loss)	5,942	(598)	(8,398)	1,928
Net income	$14,933	$10,097	$12,080	$25,498
Dividends on preferred stock	(2,297)	(2,025)	(4,595)	(3,780)
Net income to common stockholders	$12,636	$8,072	$7,485	$21,718
Basic earnings per common share	$0.13	$0.08	$0.08	$0.23
Diluted earnings per common share	$0.13	$0.08	$0.08	$0.22
Basic weighted average number of shares outstanding	98,271	95,696	98,228	95,701
Diluted weighted average number of shares outstanding	102,205	100,590	102,132	100,567

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$14,933	$10,097	$12,080	$25,498
Available-for-sale Agency MBS, fair value adjustment	(13,847)	(4,746)	(49,328)	(2,411)
Reclassification adjustment for loss on sales of Agency MBS included in net income	—	(176)	11,945	(108)
Available-for-sale Non-Agency MBS, fair value adjustment	(1,558)	8,819	(891)	18,333
Reclassification adjustment for loss on sales of Non-Agency MBS included in net income	—	—	42	—
Amortization of unrealized gains on interest rate swaps remaining in other comprehensive income	1,023	450	1,963	990
Reclassification adjustment for interest (income) expense on interest rate swaps included in net income	(18)	114	(212)	188
Other comprehensive (loss) income	(14,400)	4,461	(36,481)	16,992
Comprehensive income (loss)	$533	$14,558	$(24,401)	$42,490

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2017	1,919	1,989	98,137	$46,537	$48,420	$981	$980,243	$2,163	$30,201	$(15,344)	$(415,235)	$677,967
Issuance of Series C Preferred Stock		21			524							524
Issuance of common stock			75			1	365					366
Other comprehensive income, fair value adjustments and reclassifications								(23,536)	709	746		(22,081)
Net loss											(2,853)	(2,853)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.15 per common share											(14,732)	(14,732)
Balance, March 31, 2018	1,919	2,010	98,212	$46,537	$48,944	$982	$980,632	$(21,373)	$30,910	$(14,598)	$(435,118)	$636,917
Issuance of Series C Preferred Stock												—
Issuance of common stock			92			1	430					431
Other comprehensive income, fair value adjustments and reclassifications								(13,847)	(1,558)	1,005		(14,400)
Net income											14,933	14,933
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(957)	(957)
Dividend declared - $0.14 per common share											(13,763)	(13,763)
Balance, June 30, 2018	1,919	2,010	98,304	$46,537	$48,944	$983	$981,087	$(35,220)	29,352	$(13,593)	$(436,245)	$621,846

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Activities:
Net income	$14,933	$10,097	$12,080	$25,498
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on MBS	6,354	8,811	13,955	17,178
Amortization/accretion of market yield adjustments (Non-Agency MBS)	1,768	479	3,597	1,001
Accretion of discount (residential mortgage loans)	(28)	(27)	(56)	(95)
Depreciation on rental properties	118	116	236	231
Realized (gain) loss on sales of available-for-sale MBS	—	(176)	11,987	(108)
Realized loss on sales of Agency MBS held as trading investments	—	—	7,327	—
Unrealized loss (gain) on Agency MBS held as trading investments	2,677	(4,101)	11,567	(4,222)
Impairment charge on Non-Agency MBS	1,757	905	1,757	1,637
Impairment charge on residential mortgage loans held-for-investment	-	-	18	—
Gain on sales of residential mortgage loans	—	—	—	(378)
Amortization of restricted stock	25	20	50	41
Recovery on Non-Agency MBS	(1)	(1)	(1)	(1)
Net settlements on interest rate swaps, net of amortization	2,256	(1,751)	1,660	(4,097)
Unrealized (gain) loss on interest rate swaps, net	(13,856)	5,960	(39,250)	5,487
Loss (gain) on derivatives, net of derivative income - TBA Agency MBS	3,926	(1,552)	15,907	(3,181)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	446	(3,063)	472	(5,372)
Decrease in prepaid expenses and other	5,822	8,549	69	17
Increase in accrued interest payable	7,777	3,714	6,251	4,381
Increase in accrued expenses	1,500	389	6,650	252
Net cash provided by operating activities	$35,474	$28,369	$54,276	$38,269
Investing Activities:
MBS Portfolios:
Proceeds from sales	$—	$27,466	$589,073	$35,679
Purchases	(52,169)	(568,505)	(724,259)	(683,966)
Principal payments	259,504	327,085	469,111	607,521
Residential mortgage loans held-for-investment:
Proceeds from sales	—	—	—	6,806
Principal payments	28	27	56	79
Residential properties purchases	(26)	(58)	(80)	(155)
Net cash provided by (used in) investing activities	$207,337	$(213,985)	$333,901	$(34,036)
Financing Activities:
Borrowings from repurchase agreements	$5,533,087	$5,748,475	$12,493,057	$11,201,207
Repayments on repurchase agreements	(5,760,404)	(5,611,339)	(12,840,272)	(11,209,769)
Net settlements of TBA Agency MBS Contracts	(4,246)	8,369	(19,094)	(7,111)
Proceeds from common stock issued (common stock repurchased), net	431	307	797	629
Proceeds on Series C Preferred Stock issued	—	22,065	525	26,920
Preferred Stock dividends paid	(2,297)	(1,755)	(4,575)	(3,415)
Common stock dividends paid	(14,732)	(14,337)	(29,452)	(28,695)
Net cash (used in) provided by financing activities	$(248,161)	$151,785	$(399,014)	$(20,234)
Net (decrease) in cash, cash equivalents, and restricted cash	(5,350)	(33,831)	(10,837)	(16,001)
Cash, cash equivalents, and restricted cash at beginning of period	17,943	61,251	23,430	43,421
Cash, cash equivalents, and restricted cash at end of period	$12,593	$27,420	$12,593	$27,420
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,500	$12,104	$34,162	$26,894
Change in payable for MBS purchased	$—	$(14,292)	$—	$340

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

As used in this Quarterly Report on Form 10‑Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance, and manage a leveraged portfolio of residential mortgage-backed securities, or MBS, and residential mortgage loans, which presently include the following types of investments:

•

Agency mortgage-backed securities, or Agency MBS, which include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac;

•

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by a GSE and that are secured primarily by first-lien residential mortgage loans; and

•

Residential mortgage loans through consolidated securitization trusts. We finance residential mortgage loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Mortgage-Backed Securities

Agency MBS are securities that are obligations (including principal and interest) guaranteed by GSEs, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually one to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. A portion of our portfolio consists of Non-Agency MBS. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We classify our MBS as either trading investments, available-for-sale investments, or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify most of our MBS as available-for-sale. We have also designated a portion of our MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Other comprehensive income (loss)” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income (loss)” on the consolidated balance sheets to income (loss) on the consolidated statements of operations. Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations.

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value and were rated below AA at the time of purchase is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the available-for-sale securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

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

The following tables show the gross unrealized losses and fair value of those individual securities in our MBS portfolio that are in a continuous unrealized loss position at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time:

June 30, 2018

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	85	$1,420,191	$(28,200)	174	$786,735	$(26,691)	259	$2,206,926	$(54,891)
Non-Agency MBS	19	$119,068	$(1,523)	10	$52,812	$(2,132)	29	$171,880	$(3,655)

December 31, 2017

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	73	$1,171,947	$(7,770)	192	$884,897	$(17,598)	265	$2,056,844	$(25,368)
Non-Agency MBS	9	$63,568	$(774)	14	$85,569	$(2,380)	23	$149,137	$(3,154)

We do not consider those available-for-sale Agency MBS, or AFS MBS, that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in AFS MBS were caused by fluctuations in interest rates. We purchased the AFS MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the GSEs. Since September 2008, the GSEs have been in the conservatorship of the U.S. government. At June 30, 2018, we did not expect to sell the AFS MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the AFS MBS is attributable to changes in interest rates and not the credit quality of the AFS MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2018. At June 30, 2018, there was an aggregate of approximately $22.6 million in unrealized losses on Trading Agency MBS that was not included in the table above, as this is recognized on our statements of operations. At December 31, 2017, there was an aggregate of approximately $11 million in unrealized losses on Trading Agency MBS that was not included in the table above, as they were previously recognized on our statements of operations.

The unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. During the three months ended June 30, 2018, there were several bonds that were impaired for a total of approximately $1.8 million, as the cash flow projections were less favorable than previously forecasted. On the remainder of the Non-Agency MBS, at June 30, 2018, we did not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of these Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2018.

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

Accounting for Derivatives and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Gain (loss) on derivatives, net.” For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815‑10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a “cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements). Hedge ineffectiveness, if any, is recorded in current period income.

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

Credit Risk

At June 30, 2018, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. Since September 2008, both Freddie Mac and Fannie Mae have been in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will continue to succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down or reforming the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2018 relative to any tax positions taken prior to January 1, 2018. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2018. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2013 and 2012, respectively.

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

The computation of EPS for the three and six months ended June 30, 2018 and June 30, 2017 is as follows:

	Net Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the three months ended June 30, 2018
Basic EPS	$12,636	98,271	$0.13
Effect of dilutive securities	305	3,934	—
Diluted EPS	$12,941	102,205	$0.13
For the three months ended June 30, 2017
Basic EPS	$8,072	95,696	$0.08
Effect of dilutive securities	244	4,894	—
Diluted EPS	$8,316	100,590	$0.08

	Net Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the six months ended June 30, 2018
Basic EPS	$7,485	98,228	$0.08
Effect of dilutive securities	609	3,904	—
Diluted EPS	$8,094	102,132	$0.08
For the six months ended June 30, 2017
Basic EPS	$21,718	95,701	$0.23
Effect of dilutive securities	638	4,866	(0.01)
Diluted EPS	$22,356	100,567	$0.22

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

In June 2018, the FASB issued ASU 2018-07, “Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Currently, nonemployee awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. Under ASU 2018-07, equity-classified nonemployee awards within the scope of Topic 718 will be measured at grant-date fair value. This ASU will become effective for public companies beginning with the quarter ending March 31, 2019. We do not believe this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps. The following represents the Company’s restricted cash balances at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(in thousands)
Restricted cash - interest rate swap margin calls	$—	$11,157

NOTE 3. MORTGAGE-BACKED SECURITIES

The following tables summarize our Agency MBS and Non-Agency MBS at June 30, 2018 and December 31, 2017, which are carried at their fair value:

June 30, 2018

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS
	(in thousands)
Amortized cost	$1,452,764	$2,422,478	$3,875,242	$750,616	$4,625,858
Paydowns receivable(2)	16,474	—	16,474	28	16,502
Unrealized gains	4,463	15,608	20,071	33,006	53,077
Unrealized losses	(32,606)	(44,837)	(77,443)	(3,655)	(81,098)
Fair value	$1,441,095	$2,393,249	$3,834,344	$779,995	$4,614,339

				20-Year and
			15-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate(1)	Fixed-Rate	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$997,383	$831,084	$1,167,834	$878,941	$3,875,242	$750,616	$4,625,858
Paydowns receivable(2)	7,611	8,863	—	—	16,474	28	16,502
Unrealized gains	17,647	246	134	2,044	20,071	33,006	53,077
Unrealized losses	(1,217)	(21,399)	(35,902)	(18,925)	(77,443)	(3,655)	(81,098)
Fair value	$1,021,424	$818,794	$1,132,066	$862,060	$3,834,344	$779,995	$4,614,339

(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $656.1 million, an unrealized loss of $22.6 million, and a fair value of $633.5 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended June 30, 2018, we did not sell any Agency MBS. During the six months ended June 30, 2018, we sold approximately $583.2 million of Agency MBS and realized gross losses of approximately $19.3 million. During the three months ended June 30, 2017, we sold approximately $27.5 million of Agency MBS and realized gross gains of approximately $176 thousand. During the six months ended June 30, 2017, we sold approximately $35.7 million of Agency MBS and realized gross gains of approximately $176 thousand and realized gross losses of approximately $68 thousand. During the three months ended June 20, 2018, we did not sell any Non-Agency MBS. During the six months ended June 20, 2018, we sold approximately $5.8 million of Non-Agency MBS and recognized gross losses of approximately $42 thousand. We did not sell any Non-Agency MBS during the three or six months ended June 30, 2017.

During the three months ended June 30, 2018, we had gross unrealized losses on trading investments of $2.7 million. During the six months ended June 30, 2018, we had gross unrealized losses on trading investments of $11.6 million. During the three months ended June 30, 2017, we had gross unrealized gains on trading investments of approximately $4.1 million. During the six months ended June 30, 2017, we had gross unrealized gains on trading investments of approximately $4.2 million.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected, and estimated fair value, of the Non-Agency MBS held at carrying value acquired by the Company for the three and six months ended June 30, 2018 and cumulatively at June 30, 2018 and December 31, 2017:

	Change During the	Change During the
	Three Months Ended	Six Months Ended	At	At
	June 30,	June 30,	June 30,	December 31,
	2018	2018	2018	2017
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$(14,654)	$(14,595)	$783,752	$798,347
Contractual principal not expected to be collected (non-accretable yield)	5,233	622	(331,858)	(332,480)
Expected cash flows to be collected	(9,421)	(13,973)	451,894	465,867
Market yield adjustment	(5,007)	(7,806)	139,392	147,198
Unrealized gain, net	(1,253)	32	28,557	28,525
Fair value	(15,681)	(21,747)	619,843	641,590
Fair value of other Non-Agency MBS (without credit deterioration)	17,135	40,917	160,152	119,235
Total fair value of Non-Agency MBS	$1,454	$19,170	$779,995	$760,825

The following table presents the change for the three and six months ended June 30, 2018 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018		2018
	Market Yield	Non-	Market Yield	Non-
	Adjustment	Accretable	Adjustment	Accretable
	(in thousands)
Balance at beginning of period	$144,399	$(337,091)	$147,198	$(332,480)
Accretion of discount	(1,783)	—	(3,602)	(100)
Purchases	(820)	(4)	(3,213)	(9,907)
Realized credit losses, net of recoveries	—	4,590	—	9,982
Sales	—	—	1,413	—
Impairment charge	—	(1,757)	—	(1,757)
Transfer	(2,404)	2,404	(2,404)	2,404
Other	—	—	—	—
Balance at end of period	$139,392	$(331,858)	$139,392	$(331,858)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(in thousands)
Residential mortgage loans held-for-investment	$585,020	$639,351
Accrued interest receivable	1,934	2,093
Total assets	$586,954	$641,444
Accrued interest payable	$1,887	$2,047
Asset-backed securities issued by securitization trusts	575,653	629,984
Total liabilities	$577,540	$632,031

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended June 30, 2018.

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

The following table details the carrying value for residential mortgage loans held-for-investment at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(in thousands)
Principal balance	$580,938	$634,219
Unamortized premium, net of discount	4,268	5,335
Allowance for loan losses	(186)	(203)
Carrying value	$585,020	$639,351

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment for the three months ended June 30, 2018 and for the year ended December 31, 2017:

	Three Months Ended	For the Year Ended
	June 30,	December 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$611,006	$744,462
Deductions during period:
Collections of principal	(25,468)	(102,569)
Amortization of premium	(518)	(2,542)
Balance at end of period	$585,020	$639,351

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	868	931
Current principal balance	$580,938	$634,219
Average loan balance	$669	$681
Net weighted average coupon rate	3.86%	3.86%
Weighted average maturity (years)	25.8	26.3
Weighted average FICO score	761	762
Current Performance:
Current	$576,053	$629,901
30 days delinquent	2,895	2,918
60 days delinquent	802	—
90+ days delinquent	597	1,400
Bankruptcy/foreclosure	591	—
Total	$580,938	$634,219

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at June 30, 2018 and December 31, 2017 based on principal balance outstanding:

	June 30,	December 31,
State	2018	2017
California	43.1%	43.8%
Florida	6.3	6.3
Other states (none greater than 5%)	50.6	49.9
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2018 and for the year ended December 31, 2017:

	June 30,	December 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$186	$203
Provision for loan losses	—	—
Charge-offs, net	—	—
Balance at end of period	$186	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $575.7 million at June 30, 2018 and $630.0 million at December 31, 2017. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At June 30, 2018, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.0 million. At December 31, 2017, we owned 88 properties at a net cost of approximately $14.1 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Rental properties depreciation and expenses.”

NOTE 6. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At June 30, 2018 and December 31, 2017, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

June 30, 2018

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,595,000	1.99	543,480	3.35	2,138,480	2.34
30 days to 90 days	1,880,000	2.13	—	—	1,880,000	2.13
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,475,000	2.07%	$543,480	3.35%	$4,018,480	2.24%
Weighted average maturity	39 days		14 days		35 days
Weighted average interest rate after adjusting for interest rate swaps					1.97%
Weighted average maturity after adjusting for interest rate swaps					1,122 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,691,061		$686,962		$4,378,023

December 31, 2017

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	2,015,000	1.46	520,695	2.87	2,535,695	1.75
30 days to 90 days	1,830,000	1.48	—	—	1,830,000	1.48
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,845,000	1.47%	$520,695	2.87%	$4,365,695	1.64%
Weighted average maturity	33 days		14 days		31 days
Weighted average interest rate after adjusting for interest rate swaps					1.77%
Weighted average maturity after adjusting for interest rate swaps					674 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,073,852		$661,445		$4,735,297

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract at June 30, 2018 and December 31, 2017 (see Notes 1, 8, and 14 for more information on the Company’s interest rate swaps and other derivative instruments):

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
June 30, 2018	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$69,639	$—	$69,639	$(69,639)	$—	$—
Total	$69,639	$—	$69,639	$(69,639)	$—	$—
Repurchase agreements(3)	$4,018,480	$—	$4,018,480	$(4,018,480)	$—	$—
Derivative liabilities at fair value(2)	652	—	652	(652)	—	—
Total	$4,019,132	$—	$4,019,132	$(4,019,132)	$—	$—

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2017	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$27,793	$—	$27,793	$(27,793)	$—	$—
Total	$27,793	$—	$27,793	$(27,793)	$—	$—
Repurchase agreements(3)	$4,365,695	$—	$4,365,695	$(4,365,695)	$—	$—
Derivative liabilities at fair value(2)	1,335	—	1,335	(1,335)	—	—
Total	$4,367,030	$—	$4,367,030	$(4,367,030)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At June 30, 2018, we had not pledged any Agency MBS as collateral on our interest rate swap derivatives, which were approximately $67.7 million in derivative assets and approximately $652 thousand in derivative liabilities at June 30, 2018. At December 31, 2017, we had pledged approximately $62 thousand in Agency MBS as collateral and paid another approximately $11.2 million on interest rate swap margin calls on our interest rate swap derivatives, which were approximately $27.8 million in derivative assets and approximately $51 thousand in derivative liabilities at December 31, 2017.

(3)

At June 30, 2018, we had pledged approximately $3.69 billion in Agency MBS and approximately $687 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2017, we had pledged $4.07 billion in Agency MBS and approximately $661.4 million in Non-Agency MBS as collateral on our repurchase agreements.

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

The fair values for Non-Agency MBS are based primarily on prices from independent well-known major financial brokers that make markets in these instruments and pricing from independent pricing services. We understand that these market participants use pricing models that not only consider the characteristics of the type of security and its underlying collateral from observable market data but also consider the historical performance data of the underlying collateral of the security, including loan delinquency, loan losses, and credit enhancement. To validate the prices the Company obtains, we consider and review a number of observable market data points including trading activity in the marketplace, and current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. We compare the prices received from brokers against the prices received from pricing services and vice-

versa and also against our own internal models for reasonableness and make inquiries to the brokers and pricing services about the prices received from these parties and their methods.

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange, or CME, and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. For all non-centrally cleared interest rate swaps, we obtain the pricing from independent dealers who are large financial institutions and are market makers for these types of instruments. These market participants use pricing models that incorporate the LIBOR interest swap rate curve and the overnight index swap rate. To validate the prices for all interest rate swaps, we compare to other sources such as Bloomberg. At June 30, 2018, all of our outstanding interest rate swaps were with either CME or LCH.

Accordingly, our MBS and derivative instruments are classified as Level 2 in the fair value hierarchy.

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

At June 30, 2018, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$3,834,344	$—	$3,834,344
Non-Agency MBS(1)	$—	$779,995	$—	$779,995
Derivative instruments(2)	$—	$69,639	$—	$69,639
Liabilities:
Derivative instruments(2)	$—	$652	$—	$652

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2017, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$4,278,797	$—	$4,278,797
Non-Agency MBS(1)	$—	$760,825	$—	$760,825
Derivative instruments(2)	$—	$27,793	$—	$27,793
Liabilities:
Derivative instruments(2)	$—	$1,335	$—	$1,335

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1 and Note 14.

At June 30, 2018 and December 31, 2017, cash and cash equivalents, restricted cash, interest receivable, repurchase agreements, and interest payable are reflected in our consolidated financial statements at cost.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment	$585,020	$573,151	$639,351	$641,126
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$575,653	$562,689	$629,984	$630,562

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended June 30, 2018, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through June 30, 2018, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended June 30, 2018, there were no transactions to convert shares of our Series B Preferred Stock into shares of our common stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2018, our authorized capital included 200,000,000 shares of common stock, of which 98,303,913 shares were issued and outstanding.

At June 30, 2018, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At June 30, 2018, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding, and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended June 30, 2018, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or common stock under the FBR Sales Agreement. At June 30, 2018, there was approximately $152.1 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the SEC. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended June 30, 2018, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 15, 2018, we filed a shelf registration statement on Form S-3 with the SEC registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan, which replaced our 2015 Dividend Reinvestment and Stock Purchase Plan upon its expiration. The registration statement for the 2018 DRP Plan was declared effective by the SEC on March 26, 2018. During the three months ended June 30, 2018, we issued an aggregate of 91,829 shares of our common stock at a weighted average price of $4.71 per share under the 2018 DRP Plan, resulting in proceeds to us of approximately $433 thousand.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

On April 1, 2016, we filed a shelf registration statement on Form S‑3 with the SEC, offering up to $534,442,660 maximum offering price of our capital stock. This registration statement was declared effective by the SEC on April 13, 2016. At June 30, 2018, approximately $490.2 million of our capital stock was available for future issuance under this registration statement.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA, a company owned by trusts controlled in part by Mr. Lloyd McAdams, our Chairman and Chief Executive Officer. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $67.40 per square foot. The base monthly rental for us is $41,001.44, which will be increased by 3% per annum on July 1, 2018. The sublease agreement runs through September 30, 2022 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2018, we expensed $139 thousand and $278 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “Other expenses” on our statements of operations. During the three and six months ended June 30, 2017, we expensed $124 thousand and $250 thousand, respectively, in rent and related expenses to PIA under this sublease agreement

At June 30, 2018, the future minimum lease commitment was as follows:

						Total
Year	2018	2019	2020	2021	2022	Commitment
	(in whole dollars)
Commitment	$253,389	$514,374	$529,800	$545,697	$276,882	$2,120,142

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1 basis point thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and six months ended June 30, 2018, we paid fees of $39 thousand and $78 thousand, respectively, to PIA in connection with the administrative services agreement. During the three and six months ended June 30, 2017, we paid fees of $38 thousand and $76 thousand, respectively, to PIA in connection with the administrative agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S‑8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our Board, or a committee of our Board, to grant dividend equivalent rights, or DERs, and phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the three months ended June 30, 2018, we did not issue  any equity-based awards under the 2014 Equity Plan.

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. During the three and six months ended June 30, 2018, the amounts expensed on these grants was approximately $21 thousand and $42 thousand, respectively. The unrecognized stock compensation expense at June 30, 2018 was approximately $102 thousand. During the three and six months ended June 30, 2017, the amounts expensed on these grants was approximately $20 thousand and $41 thousand, respectively.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the three and six months ended June 30, 2018, the amount expensed on these grants was approximately $4 thousand and $8 thousand, respectively. The unrecognized stock expense on these grants at June 30, 2018 was approximately $156 thousand.

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

Under the 2007 DER Plan and the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six months ended June 30, 2018, we paid or accrued $98 thousand and $203 thousand, respectively, related to DERs granted. At June 30, 2018, there were 734,348 DERs issued and outstanding. During the three and six months ended June 30, 2017, we paid or accrued $104 thousand and $207 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of June 30, 2018 and December 31, 2017:

		June 30,	December 31,
Derivative Instruments	Balance Sheet Location	2018	2017
		(in thousands)
Interest rate swaps	Derivative Assets	$67,735	$27,793
TBA Agency MBS	Derivative Assets	1,904	—
		$69,639	$27,793
Interest rate swaps	Derivative Liabilities	$652	$51
TBA Agency MBS	Derivative Liabilities	—	1,284
		$652	$1,335

Interest Rate Swap Agreements

At June 30, 2018, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $3.146 billion and a weighted average maturity of approximately 48 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.001% to 3.0295%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended June 30, 2018, we added four new interest rate swaps for a total notional amount of $200 million. During the three months ended June 30, 2018, three interest rate swaps with an aggregate notional amount of $135 million matured.

At June 30, 2018, the amount in AOCI relating to interest rate swaps was approximately $13.6 million. The estimated net amount of the existing losses that were reported in AOCI at June 30, 2018 that is expected to be reclassified into earnings within the next twelve months is approximately $4.1 million.

At June 30, 2018 and June 30, 2017, we had a gain of approximately $13.9 million and a loss of approximately $6.0 million, respectively, on interest rate swaps.

At June 30, 2018 and December 31, 2017, our interest rate swaps had the following notional amounts, weighted average fixed rates, and remaining terms:

	June 30, 2018			December 31, 2017
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$250,000	1.55%	5	$410,000	0.96%	4
1 year to 2 years	766,000	1.62	16	725,000	1.60	19
2 years to 3 years	550,000	1.78	28	516,000	1.62	33
3 years to 4 years	300,000	1.87	39	350,000	1.90	43
4 years to 5 years	170,000	1.83	52	220,000	1.92	56
5 years to 7 years	485,000	2.32	73	260,000	1.98	74
7 years to 10 years	625,000	2.63	105	200,000	2.08	101
	$3,146,000	1.99%	48	$2,681,000	1.65%	37

Interest Rate Swap Agreements by Counterparty

	June 30,	December 31,
	2018	2017
	(in thousands)
Central clearing houses(1)	$3,146,000	$2,421,000
JPMorgan Securities	—	50,000
Deutsche Bank Securities	—	75,000
RBS Greenwich Capital	—	115,000
Bank of New York	—	20,000
	$3,146,000	$2,681,000

(1)

For all interest rate swaps entered into after September 9, 2013, the counterparty will be central clearing houses, such as the CME or LCH, regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

Eurodollar Futures Contracts

Each Eurodollar Futures Contract embodied $1 million of notional value and was effective for a term of approximately three months. We did not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value were recognized in earnings in the period in which the changes occurred. At June 30, 2018 and December 31, 2017, we did not have any Eurodollar Futures Contracts outstanding. For the three months ended June 30, 2017, we had a loss on Eurodollar Futures Contracts of approximately $14 thousand. For the six months ended June 30, 2017, we had a loss on Eurodollar Futures Contracts of approximately $0.3 million.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended June 30, 2018, we recognized a loss on derivatives-TBA Agency MBS (including derivative income) of approximately $3.9 million. During the six months ended June 30, 2018, we recognized a loss on derivatives-TBA Agency MBS (including derivative income) of approximately $15.9 million. During the three months ended June 30, 2017, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $1.6 million. During the six months ended June 30, 2017, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $3.2 million. The types of securities involved in these TBA contracts are Fannie Mae and Freddie Mac 15-year fixed-rate securities with coupons ranging from 3.5% to 4.0%. At June 30, 2018, the net notional amount of the TBA Agency MBS was approximately $750 million.

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

NOTE 16. OTHER EXPENSES

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018		2017	2018	2017
	(in thousands)
Legal and professional fees	$187		$135	$342	$315
Printing and stockholder communications	113		46	129	109
Directors and Officers insurance	88		95	173	220
DERs expense	98		104	203	207
Amortization of restricted stock	25		20	50	41
Software implementation and maintenance	103		73	180	194
Administrative service fees	39		38	78	76
Rent	139		124	278	250
Stock exchange and filing fees	43		39	91	79
Custodian and clearing fees	226		60	372	130
Sarbanes-Oxley consulting fees	30	.	30	51	60
Board of directors fees and expenses	80		79	160	157
Securities data services	110		103	259	223
Recovery on Lehman receivable	—		(18)	—	(18)
Other	43		40	68	79
Total of other expenses	$1,324		$968	$2,434	$2,122

NOTE 17. SUBSEQUENT EVENTS

Effective July 2, 2018, the conversion rate of our Series B Preferred Stock increased from 5.0453 shares of our common stock to 5.1021 shares of our common stock based upon the common stock dividend of $0.14 that was declared on June 15, 2018.

From July 2, 2018 through August 3, 2018, no interest rate swaps matured and we added two new interest rate swaps with an aggregate notional amount of $50 million.

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

•

Agency mortgage-backed securities, or Agency MBS, which include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a GSE, such as Fannie Mae or Freddie Mac;

•

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by GSEs and that are secured primarily by first-lien residential mortgage loans; and

•

Residential mortgage loans through consolidated securitization trusts. We finance our residential mortgage loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our net interest in the securitization trusts.

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

Our MBS Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans held-for-investment at June 30, 2018 and December 31, 2017:

	June 30,		December 31,
	2018		2017
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$3,834,344	73.75%	$4,278,797	75.34%
Non-Agency MBS	779,995	15.00	760,825	13.40
Total MBS	4,614,339	88.75	5,039,622	88.74
Residential mortgage loans held-for-investment	585,020	11.25	639,351	11.26
Total mortgage-related assets	$5,199,359	100.00%	$5,678,973	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

At June 30, 2018 and December 31, 2017, the fair value of our MBS portfolio and its allocation were approximately as follows:

	June 30,	December 31,
	2018	2017
	(dollar amounts in thousands)
Fair value of MBS	$4,614,339	$5,039,622
Adjustable-rate Agency MBS less than 1-year reset	23%	24%
Adjustable-rate Agency MBS 1-2 year reset	4	3
Adjustable-rate Agency MBS 2-3 year reset	3	4
Adjustable-rate Agency MBS 3-4 year reset	1	1
Adjustable-rate Agency MBS 4-5 year reset	6	3
Adjustable-rate Agency MBS 5-7 year reset	—	4
Adjustable-rate Agency MBS 7-10 year reset	3	3
Total Adjustable-Rate Agency MBS	40%	42%
15-year fixed-rate Agency MBS	24	25
20-year and 30-year fixed-rate Agency MBS	19	18
Non-Agency MBS	17	15
Total MBS	100%	100%

Results of Operations

Three Months Ended June 30, 2018 as Compared to June 30, 2017

For the three months ended June 30, 2018, our net income to common stockholders was $12.6 million, or $0.13 per diluted share, based on a weighted average of 102.2 million diluted shares outstanding. This included net income of $14.9 million and the payment of preferred dividends of $2.3 million. For the three months ended June 30, 2017, our net income to common stockholders was $8.1 million, or $0.08 per diluted share, based on a weighted average of 100.6 million diluted shares outstanding. This included net income of $10.1 million minus the payment of preferred dividends of $2.0 million.

Net interest income for the three months ended June 30, 2018 totaled $12.4 million, or 26.3% of gross income, as compared to $13.9 million, or 33.5% of gross income, for the three months ended June 30, 2017. Net interest income is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income, net of premium amortization expense, for the three months ended June 30, 2018 was $40.7 million, as compared to $32.6 million for the three months ended June 30,

2017, an increase of 24.9%, due primarily to an increase in the weighted average coupons on MBS, from 3.28% during the three months ended June 30, 2017 to 3.50% during the three months ended June 30, 2018, an increase in the weighted average portfolio outstanding, from $4.19 billion during the three months ended June 30, 2017 to approximately $4.70 billion during the three months ended June 30, 2018, and a decrease in premium amortization expense of $2.5 million, partially offset by a decrease in income on residential mortgage loans of approximately $1.1 million (due primarily to paydowns on this portfolio).

Interest expense for the three months ended June 30, 2018 was approximately $28.3 million, as compared to approximately $18.7 million for the three months ended June 30, 2017, an increase of approximately 51.4%, which resulted primarily from an increase in the weighted average interest rates, from 1.26% at June 30, 2017 to 2.12% at June 30, 2018, and an increase in the average repurchase agreement borrowings outstanding, from $3.63 billion at June 30, 2017 to $4.15 billion at June 30, 2018, partially offset by a decrease in interest expense on ABS of approximately $1.1 million (due primarily to paydowns).

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

During the three months ended June 30, 2018, premium amortization expense decreased $2.5 million, or 27.9%, to $6.4 million, from $8.8 million during the three months ended June 30, 2017, due primarily to lower actual prepayments and lower future long-term prepayment assumptions.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our MBS:

	2018		2017
	First	Second	First	Second
Portfolio	Quarter	Quarter	Quarter	Quarter
MBS	13%	16%	19%	22%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the three months ended June 30, 2018, we did not sell any Agency MBS. During the three months ended June 30, 2017, we did not sell any Agency MBS. During the three months ended June 30, 2018, we had unrealized losses of $2.7 million on trading investments, as compared to unrealized gains of $4.1 million on trading investments during the three months ended June 30, 2017. We did not sell any Non-Agency MBS during the three months ended June 30, 2018 and June 30, 2017. During the three months ended June 30, 2018 and June 30, 2017, we recognized a loss (including derivative income) of approximately $3.9 million and a gain of approximately $1.6 million, respectively, on TBA Agency MBS. During the three months ended June 30, 2018 and June 30, 2017, we did not sell any of our residential mortgage loans.

During the three months ended June 30, 2018, we had an unrealized gain on interest rate swaps recognized in our statements of operations of approximately $13.9 million, consisting primarily of $2.3 million in net cash settlements received, approximately $1.0 million in AOCI amortization, and the difference of approximately $12.6 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the three months ended June 30, 2017, we had an unrealized loss on interest rate swaps recognized in our statements of operations of approximately $6.0 million, consisting primarily of $1.9 million in net cash settlements, approximately $0.5 million in AOCI amortization, and the difference of approximately $3.6 million in the change in fair value. Also during the three months ended June 30, 2018, we had no gain or loss on Eurodollar Futures Contracts, as compared to a loss of approximately $14 thousand on Eurodollar Futures Contracts during the three months ended June 30, 2017. During the three months ended June 30, 2018, we earned rental income on our residential properties portfolio of approximately $445 thousand, as compared to rental income of approximately $451 thousand on our residential properties during the three months ended June 30, 2017. During the three months ended June 30, 2018, we incurred an impairment charge on Non-Agency MBS of approximately $1.8 million, as compared to an impairment charge of approximately $0.9 million during the three months ended June 30, 2017.

Total expenses were approximately $3.4 million for the three months ended June 30, 2018, as compared to approximately $3.2 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, we incurred management fees of approximately $1.7 million, which is based on a percentage of our equity (see Note 12 to the accompanying unaudited consolidated financial statements), as compared to management fees of approximately $1.9 million for the three months ended June 30, 2017. Rental properties depreciation and expenses increased by $58 thousand during the three months ended June 30, 2018. “Other expenses” (as detailed in Note 16 to the accompanying unaudited consolidated financial statements) increased by approximately $356 thousand during the three months ended June 30, 2018.

Six Months Ended June 30, 2018 as Compared to June 30, 2017

For the six months ended June 30, 2018, our net income to common stockholders was $7.5 million, or $0.08 per diluted share, based on a weighted average of 102.1 million diluted shares outstanding. This included net income of $12.1 million and the payment of preferred dividends of $4.6 million. For the six months ended June 30, 2017, our net income to common stockholders was $21.7 million, or $0.22 per diluted share, based on a weighted average of 100.6 million diluted shares outstanding. This included net income of $25.5 million minus the payment of preferred dividends of $3.8 million.

Net interest income for the six months ended June 30, 2018 totaled $27.1 million, or 28.5% of gross income, as compared to $30.1 million, or 35.9% of gross income, for the six months ended June 30, 2017. Interest and other income, net of premium amortization expense, for the six months ended June 30, 2018 was $81.0 million, as compared to $66.6 million for the six months ended June 30, 2017, an increase of 21.6%, due primarily to an increase in the weighted average coupons on MBS, from 3.24% during the six months ended June 30, 2017 to 3.51% during the six months ended June 30, 2018, an increase in the weighted average portfolio outstanding, from $4.29 billion during the six months ended June 30, 2017 to approximately $4.72 billion during the six months ended June 30, 2018, and a decrease in premium amortization expense of $3.2 million, partially offset by a decrease in income on residential mortgage loans of approximately $2.2 million (due primarily to paydowns on this portfolio).

Interest expense for the six months ended June 30, 2018 was approximately $53.9 million, as compared to approximately $36.6 million for the six months ended June 30, 2017, an increase of approximately 47.4%, which resulted primarily from an increase in the weighted average interest rates, from 1.17% at June 30, 2017 to 1.92% at June

30, 2018, and an increase in the average borrowings outstanding, from $3.73 billion at June 30, 2017 to $4.28 billion at June 30, 2018, partially offset by a decrease in interest expense on ABS of approximately $2.1 million (due primarily to paydowns).

During the six months ended June 30, 2018, premium amortization expense decreased $3.2 million, or 18.8%, to $14 million, from $17.2 million during the six months ended June 30, 2017, due primarily to lower actual prepayments and lower future long-term prepayment assumptions.

During the six months ended June 30, 2018, we sold approximately $583.2 million of Agency MBS and realized a net loss of approximately $19.3 million. During the six months ended June 30, 2017, we sold approximately $35.7 million of Agency MBS and realized a net gain of approximately $108 thousand. During the six months ended June 30, 2018, we had unrealized losses of $11.6 million on trading investments, as compared to unrealized gains of $4.2 million on trading investments during the six months ended June 30, 2017. We sold approximately $5.8 million of Non-Agency MBS during the six months ended June 30, 2018 and recognized a loss of approximately $42 thousand. We did not sell any Non-Agency MBS during the six months ended June 30, 2017. We had no set plan to sell any of the MBS, nor were we required to do so. Asset sales during the six months ended June 30, 2018 were primarily a function of rebalancing our portfolio by disposing of lower-yielding securities. During the six months ended June 30, 2018 and June 30, 2017, we recognized a loss (including derivative income) of approximately $15.9 million and a gain of approximately $3.2 million, respectively, on TBA Agency MBS. During the six months ended June 30, 2018, we did not sell any of our residential mortgage loans. During the six months ended June 30, 2017, we sold our investment in the B-4 tranches on two of the securitization trusts and recorded a gain of approximately $378 thousand in residential mortgage loans.

During the six months ended June 30, 2018, we had an unrealized gain on interest rate swaps recognized in our statements of operations of approximately $39.2 million, consisting primarily of $1.9 million in net cash settlements received, approximately $2.0 million in AOCI amortization, and the difference of approximately $39.3 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the six months ended June 30, 2017, we had an unrealized loss on interest rate swaps recognized in our statements of operations of approximately $5.5 million, consisting primarily of $4.3 million in net cash settlements, approximately $1.0 million in AOCI amortization, and the difference of approximately $0.2 million in the change in fair value. Also during the six months ended June 30, 2018, we had no gain or loss on Eurodollar Futures Contracts, as compared to a gain of approximately $262 thousand on Eurodollar Futures Contracts during the six months ended June 30, 2017. During the six months ended June 30, 2018, we earned rental income on our residential properties portfolio of approximately $897 thousand, as compared to rental income of approximately $900 thousand on our residential properties during the six months ended June 30, 2017. During the six months ended June 30, 2018, we incurred an impairment charge on Non-Agency MBS of approximately $1.8 million, as compared to an impairment charge of approximately $1.6 million during the six months ended June 30, 2017.

Total expenses were approximately $6.6 million for the six months ended June 30, 2018, as compared to approximately $6.5 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, we incurred management fees of approximately $3.4 million, which is based on a percentage of our equity (see Note 12 to the accompanying unaudited consolidated financial statements), as compared to management fees of approximately $3.7 million for the six months ended June 30, 2017. Rental properties depreciation and expenses increased by $116 thousand during the six months ended June 30, 2018. “Other expenses” (as detailed in Note 16 to the accompanying unaudited consolidated financial statements) increased by approximately $312 thousand during the six months ended June 30, 2018.

Financial Condition

MBS Portfolio

At June 30, 2018, we held Agency MBS which had an amortized cost of approximately $3.9 billion, consisting primarily of $1.83 billion of adjustable-rate MBS and $2.05 billion of fixed-rate MBS. This amount represented an approximately 9.3% decrease from the $4.27 billion held at December 31, 2017. Of the adjustable-rate Agency MBS owned by us, approximately 55% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 45% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At June 30, 2018, our Non-Agency MBS had an amortized cost of approximately $750.6 million, a fair value of approximately $780.0 million, and a contractually required principal balance of approximately $943.9 million. At December 31, 2017, our Non-Agency MBS had an amortized cost of approximately $730.6 million, a fair value of approximately $760.8 million, and a contractually required principal balance of approximately $916.8 million.

The following table presents a schedule of the fair value of our MBS owned at June 30, 2018 and December 31, 2017 as classified by type of issuer:

	June 30, 2018		December 31, 2017
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$2,393,249	51.9%	$2,597,697	51.5%
Freddie Mac (FHLMC)	1,441,095	31.2	1,681,100	33.4
Non-Agency MBS	779,995	16.9	760,825	15.1
Total MBS	$4,614,339	100.0%	$5,039,622	100.0%

The following table presents a schedule of the fair value of our MBS owned at June 30, 2018 and December 31, 2017 as classified by type of interest rate index:

	June 30, 2018		December 31, 2017
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$492	—%	$548	—%
Six-month LIBOR	17,415	0.4	20,485	0.4
One-year LIBOR	1,735,753	37.6	1,996,391	39.6
Six-month certificate of deposit	423	—	464	—
Six-month constant maturity treasury	—	—	4	—
One-year constant maturity treasury	81,717	1.8	78,422	1.6
Cost of Funds Index	4,418	0.1	40,229	0.8
15-year fixed-rate	1,132,066	24.5	1,261,827	25.0
20-year and 30-year fixed-rate	862,060	18.7	880,427	17.5
Total Agency MBS	$3,834,344	83.1%	$4,278,797	84.9%
Non-Agency MBS	779,995	16.9	760,825	15.1
Total MBS	$4,614,339	100.0%	$5,039,622	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2018, March 31, 2018, December 31, 2017, and September 30, 2017 were as follows:

	June 30,	March 31,	December 31,	September 30,
	2018	2018	2017	2017
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.71%	3.54%	3.45%	3.40%
Hybrid adjustable-rate Agency MBS	2.46	2.45	2.44	2.45
15-year fixed-rate Agency MBS	2.91	2.91	2.79	2.79
20-year and 30-year fixed-rate Agency MBS	3.81	3.81	3.53	3.54
Total Agency MBS	3.26%	3.20%	3.07%	3.03%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.80%	102.75%	102.81%	102.89%
Hybrid adjustable-rate Agency MBS	102.65	102.68	102.67	102.70
15-year fixed-rate Agency MBS	102.27	102.31	102.40	102.44
20-year and 30-year fixed-rate Agency MBS	103.56	103.58	103.62	103.70
Total Agency MBS	102.78%	102.79%	102.83%	102.84%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.17%	3.12%	2.99%	2.95%

At June 30, 2018 and December 31, 2017, the unamortized net premium paid for our Agency MBS was approximately $104.9 million and $117.5 million, respectively.

At June 30, 2018, the current yield on our Agency MBS was 3.17%, as compared to the current yield of 2.99% at December 31, 2017. This increase was due primarily to an increase in the weighted average coupon. As reflected in the trend above, the weighted average coupon on our Agency MBS had increased by an average of approximately 23 basis points per quarter over the past four quarters.

For the three months ended June 30, 2018, the weighted average coupon for our total Agency MBS portfolio increased by 6 basis points from the prior quarter, due primarily to the increase in the coupon on adjustable-rate Agency MBS.

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

Our Non-Agency MBS were either issued before 2008 or were recently issued and collateralized by currently non-performing residential mortgage loans that were originated before 2008. The following table summarizes our Non-Agency MBS portfolio at June 30, 2018 and December 31, 2017:

June 30, 2018

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Prime	$39,026	$37,697	$47,076	80%	5.07%	5.88%
Alt-A	544,950	520,465	696,716	75%	5.64%	5.32%
Subprime	19,972	18,924	20,821	91%	4.25%	5.74%
Non-performing	130,063	130,040	130,199	99%	5.20%	5.44%
Agency Risk Transfer	45,956	43,489	49,050	89%	4.16%	5.85%
Paydowns receivable	28	—	—
Total Non-Agency MBS	$779,995	$750,615	$943,862	80%	5.45%	5.41%

December 31, 2017

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Mortgage Loan Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Prime	$42,381	$41,378	$50,820	81%	4.75%	5.56%
Alt-A	569,979	544,948	714,396	76%	5.56%	5.41%
Subprime	20,998	19,610	21,654	91%	4.03%	5.39%
Non-performing	94,245	93,715	94,228	99%	5.20%	5.71%
Agency Risk Transfer	33,222	30,973	35,750	87%	4.14%	5.94%
Total Non-Agency MBS	$760,825	$730,624	$916,848	80%	5.39%	5.48%

At June 30, 2018 and December 31, 2017, the unamortized net discount on our Non-Agency MBS was approximately $193.2 million and $186.2 million, respectively.

Financing

The following information pertains to our repurchase agreement borrowings at June 30, 2018, March 31, 2018, December 31, 2017, and September 30, 2017:

	June 30,	March 31,	December 31,	September 30,
	2018	2018	2017	2017
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,475,000	$3,705,000	$3,845,000	$3,865,000
Repurchase agreements for Non-Agency MBS	543,480	540,797	520,695	477,848
Total repurchase agreements outstanding	$4,018,480	$4,245,797	$4,365,695	$4,342,848
Average repurchase agreements outstanding during the quarter	$4,152,057	$4,355,890	$4,424,295	$4,077,319
Maximum monthly amount during the quarter	$4,194,117	$4,357,754	$4,434,518	$4,342,848
Average interest rate on outstanding repurchase agreements	2.24%	1.92%	1.64%	1.47%
Average days to maturity	35 days	35 days	31 days	29 days
Average interest rate after adjusting for interest rate swaps	1.97%	1.88%	1.77%	1.57%
Weighted average maturity after adjusting for interest rate swaps	1,122 days	972 days	674 days	603 days

At June 30, 2018, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,595,000	1.99	543,480	3.35	2,138,480	2.34
30 days to 90 days	1,880,000	2.13	—	—	1,880,000	2.13
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,475,000	2.07%	$543,480	3.35%	$4,018,480	2.24%
Weighted average maturity	39 days		14 days		35 days
Weighted average interest rate after adjusting for interest rate swaps					1.97%
Weighted average maturity after adjusting for interest rate swaps					1,122 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,691,061		$686,962		$4,378,023

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

At June 30, 2018, the current yield on our Agency MBS increased to 3.17% from 2.99% at December 31, 2017. This was due primarily to the increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 19 basis points from December 31, 2017. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining, as paydowns on the MBS portfolio have been used to some extent to reduce the amounts of repurchase agreements outstanding.

The average interest rate on outstanding repurchase agreements, after adjusting for all interest rate swaps, increased from 1.77% at December 31, 2017 to 1.97% at June 30, 2018, due primarily to the increase in both repurchase agreement rates and interest rate swap rates. The weighted average term to next rate adjustment, after adjusting for all interest rate swaps, increased from 674 days at December 31, 2017 to 1,122 days at June 30, 2018 due to recently-added longer-term interest rate swaps.

Relative to our MBS portfolio at June 30, 2018, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to three months. At June 30, 2018, we had borrowed funds under repurchase agreements with 22 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS, and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2018, but there can be no assurance we will have adequate cash flow, liquid assets, and unpledged collateral with which to meet our margin requirements in the future.

Residential Mortgage Loans Held-for-Investment

At June 30, 2018, we owned approximately $9.4 million of subordinated pieces of certain securitization trusts. The underlying mortgage loans (both the subordinated classes we own and the classes senior to ours) held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts, which are the classes senior to our investment) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the accompanying unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At June 30, 2018, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.0 million. At December 31, 2017, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.1 million.

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

The following table relates to our interest rate swaps at June 30, 2018, March 31, 2018, December 31, 2017, and September 30, 2017:

	June 30,	March 31,	December 31,	September 30,
	2018	2018	2017	2017
Aggregate notional amount of interest rate swaps	$3.146 billion	$3.081 billion	$2.681 billion	$2.281 billion
Average maturity of interest rate swaps	4.0 years	3.8 years	3.1 years	3.1 years
Weighted average fixed-rate paid on interest rate swaps	1.99%	1.88%	1.65%	1.51%

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At June 30, 2018, the net unrealized loss in AOCI on the interest rate swaps was approximately $13.6 million, as compared to a net unrealized loss of approximately $15.3 million at December 31, 2017.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 8, and 14 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $4.02 billion at June 30, 2018. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.7 billion in Agency MBS and approximately $687 million in Non-Agency MBS. Our other significant source of funds for the three months ended June 30, 2018 consisted of payments of principal from our MBS portfolio in the amount of approximately $259.5 million.

For the three months ended June 30, 2018, there was a net decrease in cash, cash equivalents, and restricted cash of approximately $5.4 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended June 30, 2018 was approximately $35.5 million. This was comprised primarily of net income of approximately $14.9 million and adding back the following non-cash items: the amortization of premiums and discounts on MBS of approximately $6.4 million; depreciation on rental properties of approximately $118 thousand; amortization of restricted stock of $25 thousand; accretion of discount on Non-Agency MBS of approximately $1.8 million; a loss on TBA Agency MBS, net of derivative income, of approximately $3.9 million; a loss on Agency MBS held as trading investments of approximately $2.7 million; an impairment on residential mortgage loans of approximately $1.8 million, and net settlements on interest rate swaps of approximately $2.3 million, offset by an unrealized gain on interest rate swaps of approximately $13.9 million, and accretion of discount on residential mortgage loans of $28 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $1.5 million; a decrease in interest receivable of approximately $446 thousand; an increase in accrued interest payable of approximately $7.8 million; and a decrease in prepaid expense and other assets of approximately $5.8 million;

•

Net cash provided by investing activities for the three months ended June 30, 2018 was approximately $207.3 million, which consisted of $259.5 million from principal payments on MBS; and principal payments on residential mortgage loans held-for-investment of $28 thousand, partially offset by purchases of MBS of approximately $52.2 million, and improvements on residential properties of $26 thousand; and

•

Net cash used in financing activities for the three months ended June 30, 2018 was approximately $248.2 million. This consisted of borrowings on repurchase agreements of approximately $5.53 billion, offset by repayments on repurchase agreements of approximately $5.760 billion; net settlements on TBA Agency MBS of approximately $4.2 million; dividends paid of approximately $14.7 million on common stock and dividends paid of approximately $2.3 million on preferred stock, partially offset by common stock issued of approximately $431 thousand.

At June 30, 2018, our leverage (excluding the ABS issued by securitization trusts) on total capital (including all preferred stock and junior subordinated notes) decreased from 5.94x at December 31, 2017 to 5.92x at June 30, 2018. The decrease in our leverage was due primarily to a decrease in repurchase agreements outstanding, from $4.37 billion at December 31, 2017 to $4.02 billion at June 30, 2018, partially offset by a decrease in our total capital, from $735 million at December 31, 2017 to $679 million at June 30, 2018.

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

During the three months ended June 30, 2018, we raised approximately $433 thousand in capital under our 2018 Dividend Reinvestment and Stock Purchase Plan (which became effective on March 26, 2018).

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended June 30, 2018, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or our common stock under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program, which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended June 30, 2018, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended June 30, 2018, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.

Stockholders’ Equity

We use available-for-sale treatment for the majority of our MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2018 was approximately $621.8 million. Common stockholders’ equity was approximately $523.6 million, or a book value of $5.33 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

Under available-for-sale accounting treatment, unrealized fluctuations in fair values of MBS are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are temporary, they do not impact GAAP income or taxable income but rather are reflected on our balance sheets by changing the carrying value of these assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income consisting of unrealized gains and losses.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheets may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive loss” on available-for-sale Agency MBS was approximately $35.2 million, or 0.90% of the amortized cost of our Agency MBS, at June 30, 2018. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $13.6 million, and “Accumulated other comprehensive income, unrealized gain on available-for-sale Non-Agency MBS” of approximately $29.4 million, constituted the total “Accumulated other comprehensive loss” of approximately $19.5 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: core earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles the Company’s net income to common stockholders for the three and six months ended June 30, 2018 to “core earnings” for the same period. Core earnings represents the net income to common stockholders (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three and six months ended June 30, 2018 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

The Company’s management believes that:

•	these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that the Company uses in its financial and operational decision-making process;

•	the inclusion of paydown expense on Agency MBS is more indicative of the current earnings potential of the

Company’s investment portfolio, as it reflects the actual principal paydowns which occurred during the period. Paydown expense on Agency MBS is not dependent on future assumptions on prepayments or the cumulative effect from prior periods of any current changes to those assumptions, as is the case with the GAAP measure, “Premium amortization on MBS”;

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

These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the three and six months ended June 30, 2018. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Amount	Per Share	Amount	Per Share
	(in thousands)		(in thousands)
Net income to common stockholders	$12,636	$0.13	$7,485	$0.08
Adjustments to derive core earnings:
Loss on sales of MBS	—	—	19,314	0.20
Impairment charge on Non-Agency MBS(1)	1,757	0.02	1,757	0.02
Unrealized loss (gain) on Agency MBS held as trading investments	2,677	0.03	11,567	0.12
Unrealized gain on interest rate swaps, net	(13,857)	(0.14)	(39,249)	(0.40)
Loss on derivatives-TBA Agency MBS, net	3,927	0.04	15,907	0.16
Amortization of other comprehensive income on de-designated interest rate swaps(2)	(19)	—	(213)	—
Net settlement on interest rate swaps after de-designation(3)	2,275	0.02	1,873	0.02
Dollar roll income on TBA Agency MBS(4)	3,009	0.03	5,605	0.05
Premium amortization on MBS	6,354	0.07	13,955	0.14
Paydown expense(5)	(6,588)	(0.07)	(12,216)	(0.13)
Depreciation expense on residential rental properties(6)	118	—	236	—
Core earnings	$12,289	$0.13	$26,021	$0.26
Basic weighted average number of shares outstanding	98,271		98,228

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

(3)

Net settlements on interest rate swaps after de-designation include all subsequent net payments made or received on interest rate swaps which were de-designated as hedges in August 2014 and also on any new interest rate swaps entered into after that date. These amounts are recorded in “Unrealized gain on interest rate swaps, net.”

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

(6)	Depreciation expense is added back in the core earnings calculation, as it is a non-cash item, and it is similarly added back in other companies’ calculation of core earnings or funds from operations.

Effective Net Interest Rate Spread

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
		Annualized		Annualized
	Amount	Percentage	Amount	Percentage
	(in thousands)		(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$40,715	3.07%	$81,047	3.03%
Income-rental properties	445	0.03	897	0.04
Dollar roll income on TBA Agency MBS(1)	3,009	0.23	5,605	0.21
Premium amortization on Agency MBS	6,354	0.48	13,955	0.52
Paydown expense(2)	(6,588)	(0.50)	(12,216)	(0.46)
Total interest and other income and average asset yield, including TBA dollar roll income	$43,935	3.31%	$89,288	3.34%
Effective Cost of Funds:
Total interest expense	$28,329	2.38%	$53,940	2.21%
Net settlement on interest rate swaps after de-designation	(2,275)	(0.19)	(1,873)	(0.07)
Amortization of other comprehensive income on de-designated interest rate swaps(3)	19	—	213	—
Effective total interest expense and effective cost of funds	$26,073	2.19%	$52,280	2.14%
Effective net interest rate spread		1.12%		1.20%
Average earning assets	$5,309,921		$5,342,796
Average borrowings	$4,773,354		$4,888,283

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

Our accounting policies are described in Note 1 to the accompanying unaudited consolidated financial statements. Management believes the more significant of our accounting policies are the following:

Revenue Recognition

During the three months ended March 31, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers,” and the other ASUs related to ASU 2014-09. These ASUs did not have a material impact on our consolidated financial statements. Our revenue streams are primarily from investments in MBS and residential mortgage loans held-for-investment. These are considered financial instruments under ASU 2014-09 and are excluded from the scope of this ASU, as they are covered under various ASC topics. A smaller portion of our business is the ownership and rental of residential properties. These residential property leases are also excluded from ASU 2014-09, as they are covered under ASC 840, “Leases.” The detail of the revenue recognition for each of our revenue streams is covered in more detail under the discussion for each of those items contained in Note 1 to the accompanying unaudited consolidated financial statements.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2018 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from AOCI to current-period income (loss). For more detail on the fair value of our Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses, and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2018 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from AOCI to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

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

After August 22, 2014, when we discontinued hedge accounting, the gain or loss on the derivative remained in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting was discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At June 30, 2018, none of our derivative instruments were designated as hedges.

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

Actions of the Federal Reserve

At its August 1, 2018 meeting, the Fed Open Market Committee of the Federal Reserve kept the Fed Funds rate within a range of 1.75% to 2.00%. As the U.S. economy is growing at a solid rate and the unemployment rate continues to decline, it is expected that the Federal Reserve may increase this rate again within the remainder of this year. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

On June 23, 2016, the citizens of the United Kingdom voted to leave, or Brexit, the European Union, or the EU. The United Kingdom will have two years from its formal notification of withdrawal (given on March 29, 2017) from the EU to negotiate a new treaty to replace the terms of its EU membership. The United Kingdom is due to leave the EU in March 2019 and EU leaders have now adopted formal guidelines about the future relationship between the EU and the United Kingdom. The recent shakeup in British Prime Minister May’s government leaves uncertain the status of the UK’s relationship with the EU post-Brexit. It is unknown at this time what effects the Brexit vote and the UK/EU relationship will have on interest rates, on stock markets (over the longer term), and the effect on the U.S. economy and the global economy.

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

Subsequent Events

Effective July 2, 2018, the conversion rate of our Series B Preferred Stock increased from 5.0453 shares of our common stock to 5.1021 shares of our common stock based upon the common stock dividend of $0.14 that was declared on June 15, 2018.

From July 2, 2018 through August 3, 2018, no interest rate swaps matured and we added two new interest rate swaps with an aggregate notional amount of $50 million.

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

Most of our adjustable-rate assets are based on the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

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

At June 30, 2018, our MBS and the related borrowings will prospectively reprice based on the following time frames:

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,132,066	24.5%	$—	—%
20-year and 30-year fixed-rate investments	862,060	18.7	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	132,133	2.9	3,475,000	86.5
Greater than 3 months and less than 1 year	907,846	19.7	—	—
Greater than 1 year and less than 2 years	186,610	4.0	—	—
Greater than 2 years and less than 3 years	153,550	3.3	—	—
Greater than 3 years and less than 4 years	16,416	0.4	—	—
Greater than 4 years and less than 5 years	299,523	6.5	—	—
Greater than 5 years and less than 7 years	10,115	0.2	—	—
Greater than 7 years	134,025	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	36,948	0.8	543,480	13.5
Hybrid MBS	24,356	0.5	—	—
Fixed-rate MBS	718,691	15.6	—	—
Total MBS Portfolio	$4,614,339	100.0%	$4,018,480	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2017, our MBS and the related borrowings will prospectively reprice based on the following time frames:

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,261,827	25.0%	$—	—%
20-year and 30-year fixed-rate investments	880,427	17.5	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	263,011	5.2	3,845,000	88.1
Greater than 3 months and less than 1 year	960,963	19.1	—	—
Greater than 1 year and less than 2 years	149,524	3.0	—	—
Greater than 2 years and less than 3 years	219,545	4.4	—	—
Greater than 3 years and less than 4 years	34,163	0.7	—	—
Greater than 4 years and less than 5 years	142,420	2.8	—	—
Greater than 5 years and less than 7 years	221,838	4.4	—	—
Greater than 7 years	145,079	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	32,850	0.6	520,695	11.9
Hybrid MBS	24,887	0.5	—	—
Fixed-rate MBS	703,088	13.9	—	—
Total MBS Portfolio	$5,039,622	100.0%	$4,365,695	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

The majority of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. At June 30, 2018, the fair value adjustment of our MBS reflected in AOCI decreased to a negative adjustment (other comprehensive income) of approximately $5.9 million from a positive adjustment (other comprehensive income) at December 31, 2017 of approximately $32.4 million.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors including national, regional, and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality; age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral for mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our Non-Agency MBS and residential mortgage loans investments.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30,

2018, our Agency MBS had a weighted average term to next rate adjustment of approximately 26 months while our borrowings had a weighted average term to next rate adjustment of 35 days. After adjusting for interest rate swaps transactions, the weighted average term to next rate adjustment was 1,122 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

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

At June 30, 2018, we had unrestricted cash of approximately $12.6 million, $143.3 million in unpledged Agency MBS, and $93.0 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions, and restructuring could materially change the interest rate risk profile for us. The table quantifies the potential changes in projected net interest income and projected portfolio value should interest rates immediately change (are “shocked”) and remain at the new level for the next twelve months. The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows from our MBS portfolio for each rate shock scenario are projected, based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve, and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on projected portfolio value of interest rate shocks include projected changes in U.S. Treasury interest rates, prepayment rates, and the yield spread of mortgage assets relative to prevailing U.S. Treasury interest rates.

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swaps). These projections are based on investments in place at June 30, 2018 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(2)%	(12)%	0.8%
(1)%	(2)%	0.8%
0%	0%	0%
1%	(4)%	(1.4)%
2%	(8)%	(3.1)%

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

Item 1A.   Risk Factors.

The following is a new risk factor to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. The materialization of any risks and uncertainties identified below and in our forward-looking statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Risks Related to our Business

Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices and penalties or otherwise harm our business.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, including measures to ensure that encryption of users’ data does not hinder law enforcement agencies’ access to data. In addition, the interpretation and application of consumer and data protection laws in the U.S. Europe and in other countries in the world are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data protection or with the data protection on service providers that we rely upon.

Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (GDPR), which became effective in the European Union (EU) on May 25, 2018, not only applies to companies and organizations in the EU but also applies to organizations based outside the EU if they collect or process personal data of individuals located inside the EU. According to the European Commission, personal data is any information relating to an individual, whether it relates to his or her private, professional or public life and can include anything such as a name, a home address, an email address, bank details, or medical information.

These laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices and penalties or otherwise harm our business. We have communicated with our service providers such as our transfer agent and the company that hosts our website regarding the protection and privacy of personal data of individuals who interact with our company and have received responses from them regarding their compliance with the GDPR.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the three months ended June 30, 2018. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 12, 2018 as DEF 14A.

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

*Represents a management contract or compensatory plan, contract, or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 6, 2018	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board and Chief Executive Officer
(Chief Executive Officer)

Dated: August 6, 2018	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)