Form 10-K
period 2018-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2019-02-28
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2018 was approximately $479,615,437.

As of February 26, 2019, the registrant had 98,557,809 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10‑K incorporates by reference certain portions of the registrant’s proxy statement for its 2019 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

Item 1.     BUSINESS

Overview

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities, or MBS, and residential mortgage loans, which presently includes the following types of investments:

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

•

Residential mortgage loans. We acquire residential mortgage loans from independent loan originators with the intent of holding these loans until we have a sufficient quantity for securitization. These loans will be financed by warehouse lines of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Statements regarding the following subjects, among others, that may affect our actual results may be forward-looking: risks associated with investing in mortgage-backed securities, or MBS, and other mortgage-related assets; changes in interest rates and the market value of our target investments; changes in prepayment rates of the mortgage loans securing our mortgage-related investments; changes in the yield curve; the credit performance of our Non-Agency MBS; residential mortgage loans held-for-securitization or held-for-investment through consolidated securitization trusts; the concentration of the credit risks we are exposed to; the state of the credit markets and other general economic conditions, particularly as they affect the price of earnings assets and the credit status of borrowers; the availability of our target investments for purchase at attractive prices; the availability of financing for our target investments, including the availability of repurchase agreement financing and warehouse lines of credit; declines in home prices; increases in payment delinquencies and defaults on the mortgages comprising and underlying our target investments; changes in liquidity in the market for MBS, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and changes in the supply of mortgage-related assets available-for-sale; changes in the values of the MBS and other mortgage-related investments in our portfolio and the impact of adjustments reflecting those changes on our financial statements; our ability to generate the amount of cash flow we expect from our target investments; changes in our investment and financial strategies and the new risks that those changes may expose us to; changes in the competitive environment within our industry; changes that may affect our Manager’s ability to attract and retain personnel; our ability to successfully diversify our business into new investments and manage the new risks they may expose us to; our ability to manage various operational and regulatory risks associated with our business; our ability to establish, adjust and maintain appropriate hedges for the risks to our portfolio; legislative and regulatory actions affecting the mortgage and derivatives industries or our business; implementation of or changes in government regulations or programs affecting our business; changes due to the consequences of actions by the U.S. government and other foreign governments to address various financial and economic issues and our ability to respond to and comply with such actions and changes; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; limitations imposed on our business due to our REIT status as exempt from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Financing Strategy

Our primary financing source for our Agency MBS and Non-Agency MBS portfolios is repurchase agreements.

We have acquired residential mortgage loans that are being held-for-securitization. These loans will be financed by warehouse lines of credit, which typically are short-term revolving credit facilities extended by a financial institution for loans that are being held pending securitization.

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

The amount of leverage we deploy for particular investments in our target investments depends upon an assessment of a variety of factors, which may include: the anticipated liquidity and price volatility of our assets; the gap between the duration of our assets and liabilities, including hedges; the availability and cost of financing our assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. economy and residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans we acquire and the loans underlying our MBS; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve.

Repurchase agreements are financings pursuant to which one party, the seller or borrower, sells assets to the repurchase agreement counterparty, the buyer or lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing. In the current financing climate, lenders using repurchase agreements generally advance approximately 95% of the market value of the Agency MBS financed (meaning a 5% haircut) and 65% to 80% of the market value of the Non-Agency MBS financed (meaning a 20% to 35% haircut). A significant decrease in advance rate or an increase in the haircut could result in our having to sell securities in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under repurchase agreements by deploying a prudent amount of leverage that is below the amount that could be used under current advance rates.

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2018, we had approximately $3.812 billion of outstanding balances under repurchase agreements with 26 different counterparties, with a maximum net exposure (the difference between the amount loaned to us and the value of the assets pledged by us as collateral) to any single lender of approximately $30.0 million, or approximately 5.3% of our equity.

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

We believe the performance of our Non-Agency MBS and residential mortgage loans are most affected by changes in credit performance of the underlying collateral. These assets also have interest rate and mortgage spread exposure, but we believe the exposure is not viewed to be the main driver of performance.

Residential Mortgage Loans Held-for-Securitization

Residential mortgage loans held for securitization are held at our wholly-owned subsidiary, Anworth Mortgage Loans, Inc. (incorporated August 2017), with the intent to sponsor our own securitizations. The residential mortgage loans held-for-securitization will be financed by warehouse lines of credit.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

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

Residential Real Estate

These assets consist primarily of single-family residential properties which, after renovation, we lease to tenants. Our focus is on acquiring properties that can produce high occupancy and attractive rental rates and generate long-term property appreciation.

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

Asset Acquisition Policy

Our Asset Acquisition Policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•

Category I — At least 60% of our total assets will generally be high-quality MBS, unsecuritized prime residential mortgage loans, and short-term investments. MBS in this category will be rated within one of the three highest rating categories (A- rated or better) by at least one nationally recognized statistical rating organization or, if not rated, will be obligations guaranteed by a GSE, such as Fannie Mae or Freddie Mac. Also included in Category I are the portion of mortgage loans that have been deposited into a trust and have received a rating within one of the three highest rating categories by at least one nationally recognized statistical rating organization.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our Board. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2018, our leverage on capital (including common stockholders’ equity, all preferred stock, and junior subordinated notes) was 6.2x.

Our mortgage-related assets are financed primarily at short-term borrowing rates through repurchase agreements. We will also employ borrowings under lines of credit that we establish with approved institutional lenders.

Credit Risk Management Policy

Subject to the constraints of our Asset Acquisition Policy, we are allowed to own both investment grade and non-investment grade Non-Agency MBS and other mortgage-related assets. Prior to purchase, we review credit risk and other risks of loss associated with each of our potential investments. To lessen our overall credit risk, we may diversify our portfolio of mortgage-related assets relative to geographic, insurer, industry and certain other types of concentrations. With respect to loans acquired for securitization, we employ an independent due diligence firm to ensure that the loans are in accordance with our established credit lending guidelines and policies.

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

Prepayment Risk Management. We also seek to lessen the effects of prepayment of mortgage loans underlying our investments at a faster or slower rate than anticipated. We accomplish this by structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-related assets whose underlying loans have attractive prepayment characteristics, and purchasing mortgage-related assets at a premium or at a discount.

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

Agency MBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, Agency MBS provide for a monthly payment, which may consist of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and scheduled and unscheduled principal payments (referred to as “prepayments”) made by the individual borrower on the mortgage loans, net of any fees paid to the issuer, servicer, or guarantor of the securities.

The investment characteristics of Agency MBS differ from those of traditional fixed-income securities. Major differences include the payment of interest and principal on the securities on a more frequent schedule (as described above) and the possibility that principal may be prepaid, without penalty, at par at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, defaults on the underlying mortgages, the age of the mortgage loan, the size of the loan, the loan-to-value ratio of the mortgage, the location of the property, and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified, and the timing of GSE repurchases of loans from our securities, can materially impact the rate of prepayments. Generally, prepayments on Agency MBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates; however, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

Payments of principal and interest on Agency MBS, although not the market value of the securities themselves, are guaranteed either by the full faith and credit of the United States, such as those issued by Ginnie Mae, or by a GSE, such as those issued by Fannie Mae or Freddie Mac.

Agency MBS are collateralized by pools of fixed-rate mortgage loans, or FRMs, adjustable-rate mortgage loans, or ARMs, and hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically ranging from one to ten years) and, thereafter, reset at regular intervals, subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs, or hybrid ARMs depends upon our Manager’s assessment of the relative value of the securities, which is based upon numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility, and the overall shape of the U.S. Treasury and interest rate swap yield curves.

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

TBA Agency MBS

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

Mortgage Credit Investments

Non-Agency MBS

Non-Agency MBS are securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of MBS. Non-Agency MBS are often referred to as “private label MBS.” Non-Agency MBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance, and they may also be bought at significant discounts. Non-Agency MBS can carry a significantly higher level of credit exposure relative to the credit exposure of Agency MBS. We may also purchase highly-rated instruments that benefit from credit enhancement or non-investment grade instruments that absorb credit risk. We focus primarily on Non-Agency MBS where the underlying mortgages are secured by residential properties within the United States. Non-Agency MBS also include securitized non-performing loans where resolution of the loans may come from loan modifications, short sales, or foreclosures. While there is a high expectation of losses on these loans, the bonds benefit from credit enhancement and over-collateralization.

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

Residential Mortgage Loans Held-for-Securitization

We acquire and accumulate mortgage loans as part of our investment strategy until a sufficient quantity has been accumulated for securitization. We anticipate that any mortgage loans that we would acquire and do not securitize will not constitute more than 40% of our total mortgage-related assets at any time. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. We intend to validate all appraisals and the determination of obtaining any additional appraisals will be made before acquisition.

Mortgage loans and other mortgage-related assets may be purchased from various suppliers of mortgage-related assets throughout the United States including savings and loans associations, banks, mortgage bankers and other mortgage lenders.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

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

Other Mortgage-Related Investments

Mortgage Derivative Securities. We may acquire mortgage derivative securities in an amount not to exceed 10% of our total assets. Mortgage derivative securities provide for the holder to receive interest-only, principal-only or interest and principal in amounts that are disproportionate to those payable on the underlying mortgage loans. Payments on mortgage derivative securities are highly sensitive to the rate of prepayments on the underlying mortgage loans. In the event of faster or slower than anticipated prepayments on these mortgage loans, the rates of return on interests in mortgage derivative securities, representing the right to receive interest-only or a disproportionately large amount of interest or interest-only derivatives, would be likely to decline or increase, respectively. Conversely, the rates of return on mortgage derivative securities, representing the right to receive principal-only or a disproportionate amount of principal or principal-only derivatives, would be likely to increase or decrease in the event of faster or slower prepayments, respectively. We may invest in inverse floaters, a class of CMOs with a coupon rate that resets in the opposite direction from the market rate of interest to which it is indexed. Any rise in the index rate, which can be caused by an increase in interest rates, causes a drop in the coupon rate of an inverse floater, while any drop in the index rate causes an increase in the coupon of an inverse floater. An inverse floater may behave like a leveraged security since its interest rate usually varies by a magnitude much greater than the magnitude of the index rate of interest. The leverage-like characteristics inherent in inverse floaters result in a greater volatility of their market prices.

We may also invest in other mortgage derivative securities, including other types that may be developed in the future.

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

Residential Real Estate

These assets consist of residential properties which we lease to tenants. Our focus is on acquiring properties in those areas that will produce high occupancy and rental rates and generate long-term property appreciation.

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

•

We have a formal internal audit function, through the current use of an independent CPA firm, to further the effective functioning of our internal controls and procedures. Our internal auditors report directly to our Audit Committee and the internal audit function is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which requires an evaluation of internal control over financial reporting in association with our consolidated financial statements as of December 31, 2018 (see Item 9A, “Controls and Procedures,” included in this Annual Report on Form 10‑K).

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

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, 2nd Floor, Santa Monica, California, 90401. Our telephone number is (310) 255‑4493 and our fax number is (310) 434‑0100.

Filings with the SEC

We file annual, quarterly, and special reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public from the SEC’s website at http://sec.gov. This site contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.

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

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes particular U.S. federal income tax considerations regarding our qualification and taxation as a REIT and particular U.S. federal income tax consequences resulting from the acquisition, ownership and disposition of our capital stock. This discussion is based on current law and assumes that we have qualified at all times throughout our existence, and will continue to qualify, as a REIT for U.S. federal income tax purposes. The tax law upon which this discussion is based could be changed and any such change could have a retroactive effect. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular circumstances or to particular types of stockholders which are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships and persons who are not citizens or residents of the U.S., stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the U.S. dollar. This discussion assumes that you will hold our capital stock as a “capital asset” under the Code, which generally is property held for investment.

We urge you to consult with your own tax advisor regarding the specific consequences to you of the acquisition, ownership and disposition of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such acquisition, ownership, and disposition, and the potential changes in applicable tax laws.

General

Our qualification and taxation as a REIT depends upon our ability to meet, on an ongoing basis, various requirements imposed under the Code as discussed below, which relate to the nature of our gross income, the composition of our assets, distribution levels, and diversity of stock ownership. Accordingly, the actual results of our operations for any particular taxable year may not satisfy these requirements.

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

Currently, dividends paid by regular C corporations to stockholders other than corporations are generally taxed at the rate applicable to long-term capital gains, which is currently a maximum of 20%, subject to certain limitations. Because we are a REIT, however, our dividends, including dividends paid on our stock, including shares of our preferred stock, generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances, including dividend distributions allocable to distributions we have received from a taxable REIT subsidiary or other taxable corporation; provided, however, that all such distributions, other than distributions which are taxable as capital gain dividends or traceable to distributions from a taxable REIT subsidiary, as are received by a pass-through entity or an individual, became eligible for a 20% deduction from gross income starting in 2018 under the new tax laws. This eligibility for a 20% deduction will expire in 2025.

 We will be required to pay a 100% tax on any net income from prohibited transactions. Prohibited transactions are, in general, sales or other taxable dispositions of property other than foreclosure property held primarily for sale to customers in the ordinary course of business. While the Code contains certain safe harbor provisions to avoid the application of this 100% tax, outside of the safe harbor, the determination of whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction. No assurance can be given that any particular property in which we hold a direct or indirect interest will not be treated as property held for sale to customers, or that we can comply with certain safe harbor provisions of the Code that would prevent such treatment. The 100% tax will not apply to gains from the sale of property that is held through a taxable REIT subsidiary or other taxable corporation, although such income will be taxed to the corporation at regular corporate tax rates.

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

If we own a residual interest in a real estate mortgage investment conduit (which we refer to as a “REMIC”), we will be taxable at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified” organizations. Although the law is unclear, similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest or an interest in a taxable mortgage pool through a taxable REIT subsidiary, we will not be subject to this tax, although our taxable REIT subsidiary will be subject to corporate income tax on all of its income, including any income derived from a residual interest in a REMIC or an interest in a taxable mortgage pool. A “disqualified organization” includes:

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

Stock Ownership Tests

As noted above, our stock must be beneficially held by at least 100 persons (which we refer to as the “100 Stockholder Rule”), and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year (which we refer to as the “5/50 Rule”). We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels and our charter provides for restrictions regarding the transfer of our stock in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified from our REIT status. However, if we comply with regulatory rules pursuant to which we are required to send annual letters to holders of our stock requesting information regarding the actual ownership of our stock, and we do not know, or exercising reasonable diligence would not have known, whether we failed to meet the 5/50 Rule, then we will be treated as having met the 5/50 Rule.

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•                            We must derive, directly or indirectly, at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations (including certain MBS) that are secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets” (i.e., interests in real property, mortgages secured by real property or interests in real property, and certain other assets), income from certain types of temporary investments, amounts, such as commitment fees, received in consideration for entering into an agreement to make a loan secured by real property, and income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets (in which case, all of the income derived from the REMIC) (which we refer to as the “75% gross income test”); and

•                            We must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (a) the sources of income that satisfy the 75% gross income test, (b) dividends, interest and gain from the sale or disposition of stock or securities, or (c) any combination of the foregoing (which we refer to as the “95% gross income test”).

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

•                            interests in mortgage loans secured by real property (together with ancillary personal property that does not exceed 15% of the total collateral value), including, in general, our Agency MBS and almost all of our Non-Agency MBS;

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

We believe that a substantial majority of the mortgage loans and MBS that we will own will be qualifying assets for purposes of the 75% asset test. However, certain of our investments, such as certain non-agency MBS that are not interests in REMICs, and certain derivative positions in MBS such as interests in “to be announced” Agency MBS and dollar roll transactions, may not qualify for purposes of the asset tests. Moreover, for purposes of these rules, if the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan (together with that of any ancillary personal property which serves as collateral), a portion of such loan likely will not be a qualifying real estate asset under the federal income tax laws.

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

We will pay the federal income tax on taxable income, including net capital gain, that we do not distribute to stockholders. Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

•                         85% of our REIT ordinary income for such year,

•                          95% of our REIT capital gain income for such year, and

•                          any undistributed taxable income from prior periods,

we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. We may elect to retain and pay income tax on the net long-term capital gain we receive in a taxable year (see the section entitled “Taxation of Taxable U.S. Stockholders”). If we so elect, we will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. We intend to make timely distributions sufficient to satisfy the annual distribution requirements and to not incur corporate income tax and the 4% nondeductible excise tax.

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

Qualified REIT Subsidiaries

A qualified REIT subsidiary (which we refer to as a “QRS”) is any corporation in which we own 100% of the outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. The separate existence of a QRS is disregarded for federal income tax purposes. As such, assets, liabilities and income of a QRS would generally be treated as our assets, liabilities and income for purposes of each of the above REIT qualification tests. In February 2014, we incorporated a wholly-owned QRS, Anworth Properties, Inc., which commenced operations in March 2014. In August 2017, we incorporated another wholly-owned QRS, Anworth Mortgage Loans, Inc., which commenced operations in October 2018. Our subsidiaries may own, from time to time, REIT-qualifying assets, such as certain types of mortgage assets and rental real estate assets.

Taxable REIT Subsidiaries

A taxable REIT subsidiary is any corporation in which we own stock (directly or indirectly) and that we and such corporation jointly elect to classify as a taxable REIT subsidiary. A taxable REIT subsidiary is not subject to the REIT asset, income and distribution requirements, nor is its assets, liabilities or income treated as our assets, liabilities or income for purposes of each of the above REIT qualification tests. We have incorporated Anworth Property Services, Inc., a wholly-owned subsidiary which we intend will be treated as a taxable REIT subsidiary, although it has not yet commenced operations. Our taxable REIT subsidiary will provide an entity through which we may participate in various activities that might otherwise have adverse tax consequences if conducted directly by a REIT or through a QRS. Unlike a REIT, a taxable REIT subsidiary pays standard corporate taxes on its income. Examples of activities in which a taxable REIT subsidiary might engage include: sales of assets in the ordinary course of business that would be a prohibited transaction if sold by the parent REIT; certain securitization activities; and certain service activities (including management of properties owned by third parties and non-customary services to real estate tenants). We generally intend to make a taxable REIT subsidiary election with respect to any other corporation in which we acquire securities constituting more than 10% by vote or value of such corporation and that is not a QRS. However, the aggregate value of all of our taxable REIT subsidiaries must be limited to 20% of the total value of our assets.

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

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will generally be taxable to U.S. stockholders as ordinary income; provided, however, that all such distributions, other than distributions which are taxable as capital gain dividends or traceable to distributions from a taxable REIT subsidiary, as are received by a pass-through entity or an individual, will be eligible for a 20% deduction from gross income starting in 2018 under the new tax laws. This eligibility for a 20% deduction will expire in 2025. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to U.S. stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each U.S. stockholder and will reduce the adjusted tax basis which each U.S. stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a U.S. stockholder’s adjusted tax basis in its stock will be taxable as capital gain and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year, but only to the extent we have any remaining undistributed earnings and profits (as computed under the Code) as of December 31st. Any portion of this distribution in excess of our previously undistributed earnings and profits as of December 31st should be treated as a distribution to our stockholders in the following calendar year for U.S. federal income tax purposes. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses. Ordinary dividends to a U.S. stockholder generally will not be eligible for the favorable tax rates (currently 20% maximum rate) for “qualified dividend income.” However, the 20% tax rate for “qualified dividend income” will apply to our ordinary REIT dividends that are attributable to (i) dividends received by us from non-REIT corporations such as a taxable REIT subsidiary, and (ii) any income on which we have paid a corporate income tax.

Cost Basis Reporting

New federal income tax information reporting rules may apply to certain transactions in our shares acquired through our Dividend Reinvestment and Stock Purchase Plan. Where such rules apply, the “cost basis” calculated for the shares involved will be reported to the IRS and to you. For “cost basis” reporting purposes, you may identify by lot the shares that you transfer or that are redeemed, but if you do not timely notify us of your election, we will identify the shares that are transferred or redeemed on a “first in/first out” basis. The shares in our Dividend Reinvestment and Stock Purchase Plan are also eligible for the “average cost” basis method, should you so elect.

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

Taxation of Tax-Exempt Stockholders

The IRS has ruled that amounts distributed as a dividend by a REIT will be excluded from the calculation of unrelated business taxable income (which we refer to as “UBTI”) when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as “debt financed property” within the meaning of the Code, i.e., property, the acquisition, or holding of which is financed through a borrowing by the tax-exempt U.S. stockholder, the stock is not otherwise used in an unrelated trade or business, and we do not hold a residual interest in a REMIC that gives rise to “excess inclusion” income, as defined in Section 860E of the Code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we or a pool of our assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

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

PROSPECTIVE AND CURRENT NON-U.S. STOCKHOLDERS SHOULD CONSULT THEIR TAX ADVISORS TO DETERMINE THE IMPACT OF FOREIGN, FEDERAL, STATE AND LOCAL INCOME TAX LAWS WITH REGARD TO AN INVESTMENT IN OUR STOCK AND OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST, INCLUDING ANY REPORTING REQUIREMENTS.

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

For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a U.S. real property interest, which includes some interests in real property, but generally does not include an interest solely as a creditor in mortgage loans or MBS, will be taxed to a non-U.S. stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (which we refer to as “FIRPTA”). Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a non-U.S. stockholder as if that gain were effectively connected with the stockholder’s conduct of a U.S. trade or business (effectively connected income). Non-U.S. stockholders thus would be taxed on such income at the normal capital gain rates applicable to U.S. stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions that are subject to FIRPTA also may be subject to the 30% branch profits tax in the hands of a non-U.S. corporate stockholder. We are required to withhold 35% of any distribution that we designate (or, if greater, the amount that we could designate) as a capital gains dividend. The amount withheld is creditable against the non-U.S. stockholder’s FIRPTA tax liability.

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

A gain recognized upon the sale of our stock by a non-U.S. stockholder could be treated as effectively connected income under FIRPTA if we are considered to be a United States Real Property Holding Corporation, or USRPHC. In general, a corporation is considered to be a USRPHC if more than 50% of its business assets at any time during a prescribed testing period (which is typically five years) consist of U.S. real property interests. Interests solely as a creditor, including most mortgage loans and MBS, are not considered to be U.S. real property interests. Although we hold certain U.S. real property interests, we do not believe that we are or have been a USRPHC, in which case FIRPTA would not apply to gain recognized upon a sale of our stock.

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

If a gain from the sale of the stock were subject to taxation under FIRPTA, the non-U.S. stockholder would be subject to the same treatment as U.S. stockholders with respect to that gain, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. The 30% branch profits tax to which non-U.S. corporations are subject would not apply to such gain. In addition, the purchaser of the stock could be required to withhold 15% of the purchase price and remit such amount to the IRS.

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

A gain upon the sale of our stock by a non-U.S. stockholder that is not subject to FIRPTA will be taxable to a non-U.S. stockholder if:

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

Foreign Accounts

Shareholders that acquire our stock through an account maintained at a non-U.S. financial institution should be aware that the Foreign Account Tax Compliance Act (which we refer to as “FATCA”) provides that a 30% withholding tax will be imposed on certain payments made to a foreign entity (such as dividends that we pay and proceeds from the sale of our stock) if such entity fails to satisfy certain new disclosure and reporting rules. FATCA generally requires that (i) in the case of shareholder that is foreign financial institution (defined broadly to include a hedge fund, a private equity fund, a mutual fund, a securitization vehicle or other investment vehicle), the entity identify and provide information with respect to financial accounts with such entity held (directly or indirectly) by U.S. persons and U.S.-owned foreign entities and (ii) in the case of a shareholder that is a non-financial foreign entity, the entity identify and provide information with respect to substantial U.S. owners of such entity.

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

The recently enacted PATH Act contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. The Act modifies various rules that apply to a REIT’s ownership of and business relationship with its taxable REIT subsidiaries and reduces (beginning in 2018) the value of a REIT’s assets that may be in taxable REIT subsidiaries from 25% to 20%. The PATH Act makes permanent the reduction of the period (from ten years to five years) during which a REIT is subject to corporate-level tax on the recognition of built-in gains in assets of an acquired corporation.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS and residential mortgage loans, as well as the broader financial markets and the economy generally. Significant adverse changes in financial market conditions leading to the forced sale of large quantities of mortgage-related and other financial assets would result in significant volatility in the market for mortgages and mortgage-related assets and potentially significant losses for us and certain other market participants. In addition, concerns over the U.S. economy or uncertainty regarding future U.S. monetary policy may contribute to increased interest rate volatility. In response to difficult economic conditions, there has been an increased focus by U.S. regulators, international regulators, and banking groups (such as from the Dodd-Frank legislation and Basel III accord) on increasing capital requirements for financial institutions and on greater restrictions on lending. This may have an adverse impact on the supply or value of MBS and could also make it more difficult for us as well as others in the marketplace to obtain financing on favorable terms or at all.

The U.S. government may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Changes by the U.S. government on U.S. fiscal and tax policies, trade, healthcare, immigration, foreign policies, and governmental regulations may impact the residential mortgage and real estate markets, the U.S. economy, and the broader global economy. Although we cannot predict the impact, if any, that any changes in federal policies may have on our business, they could adversely affect our business. Until we know what policy changes are made and how these changes impact our business and the business of others that compete in our markets, over the long-term, we cannot predict whether we will benefit from such changes or be negatively affected by them.

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

Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or the margin requirements be increased. Possible market developments, including a sharp rise in interest rates, a change in prepayment rates, or increasing market concern about the value or liquidity of MBS and residential mortgage loans, may reduce the market value of our portfolio, which may cause our lenders to require additional collateral. Under these conditions, we may determine it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining borrowings. Such sales may be at disadvantageous times, which may harm our operating results and net profitability.

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

At its January 2019 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, maintained the Fed Funds rate at its target range of 2.25% to 2.50%. The FOMC indicated that there would be fewer rate hikes in 2019, as inflation is near 2%, and the expectation was that it would likely remain below that target in 2019. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In February 2019, Congress reached a tentative deal on the funding of U.S. government operations to avoid another government shut-down. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of mortgage-related investments in general and of the mortgage-related investments in our portfolio.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the MBS and other mortgage assets in which we invest.

The U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, has implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or extending the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners. These loan modification programs, as well as future legislative or regulatory actions that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, the mortgage-related investments in which we invest.

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

We may incur increased borrowing costs related to repurchase agreements and other borrowing facilities that would adversely affect our profitability.

A substantial portion of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these agreements and on other borrowing facilities increase, that would harm our profitability.

Our borrowing costs under repurchase agreements and other short-term borrowing facilities generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

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

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the British Bankers’ Association to the Intercontinental Exchange Benchmark Administration, or the IBA, following authorization by the Financial Conduct Authority (the United Kingdom regulators). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative. At this time, we do not know what changes will be made by the Financial Conduct Authority. In the United States, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate, or SOFR, an overnight secured U.S. Treasury repurchase agreement rate, as the new rate and adopted a proposed transition plan for the change from U.S. LIBOR to SOFR. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how the change to another alternative to LIBOR will affect the interest rates that repurchase agreement counterparties and lenders charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

We depend upon short-term borrowings to purchase mortgage-related assets and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms, we will be limited in our ability to acquire mortgage-related assets and our earnings and profitability would decline.

We depend upon short-term borrowings to fund acquisitions of mortgage-related assets and reach our desired amount of leverage. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing short-term borrowings on a continuous basis. Moreover, we depend on a limited number of lenders to provide the primary credit facilities for our purchases of mortgage-related assets.

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

We engage in hedging activity from time to time. As such, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of mortgage-related assets with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2018, our Agency MBS had a weighted average term to next rate adjustment of approximately 24 months, while our borrowings had a weighted average term to next rate adjustment of 32 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,217 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

Increased levels of prepayments from Agency MBS may decrease our net interest income.

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We primarily purchase Agency MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2018, substantially all of our Agency MBS had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate MBS and residential mortgage loans with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate assets that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2018, 20% of our MBS were 15‑year fixed-rate Agency MBS, 26% of our MBS were 20-year and 30-year fixed-rate Agency MBS, and approximately 17% of our MBS were fixed-rate Non-Agency MBS.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS (including hybrid adjustable-rate MBS) are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2018, approximately 37% of our MBS were adjustable-rate securities.

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

Our investments in Non-Agency MBS and residential mortgage loans held-for-investment through consolidated securitization trusts involve credit risk, which could materially adversely affect our results of operations.

Investments in MBS carry a risk that the borrower on the underlying mortgage may default on their obligations to make full and timely payments of principal and interest. Pursuant to our investment policy, we have the ability to acquire Non-Agency MBS and other investment assets of lower credit quality (less than investment grade). In general, Non-Agency MBS and residential mortgage loans held-for-investment through consolidated securitization trusts carry greater investment risk than Agency MBS because they are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or any federally chartered corporation. Unexpectedly high rates of default (i.e., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing our Non-Agency MBS and residential mortgage loans held-for-investment through consolidated securitization trusts may adversely affect the values of such assets. Accordingly, Non-Agency MBS and other investment assets of less-than-high credit quality could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on these assets.

We may have significant credit risk, especially on Non-Agency MBS and residential mortgage loans held-for-investment through consolidated securitization trusts, in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

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

We may generate taxable income that differs from our GAAP income on our mortgage-related investments, which may result in significant timing differences in the recognition of income and losses.

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different. Differences exist in the accounting for GAAP net income and REIT taxable income, which could lead to significant variances in the amount and timing of when income and losses are recognized under these two measures. As a REIT must distribute at least 90% of its annual taxable income (subject to certain adjustments) to our stockholders, such timing differences could affect the amount of the dividend distribution. However, dividends are declared and paid at the discretion of our Board and depend not only on REIT taxable income but also on our financial results, our overall financial condition, maintenance of our REIT qualification and such other factors as our board may deem relevant from time to time.

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

Our ownership of mortgage loans subjects us to credit risk and, although we provide for an allowance for loan losses on these loans as required under GAAP, the loss reserves are based on estimates. As a result, actual losses incurred may be larger than our reserves, requiring us to provide additional reserves, which would impact our financial position and results of operations.

We are subject to credit risk as a result of our ownership of mortgage loans. Credit risk is the risk of loss to us from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a mortgage loan. A borrower’s ability to repay the loan and the value of the underlying collateral could be negatively impacted by economic and market conditions. These conditions could be global, national, regional or local in nature.

We provide reserves for losses on mortgage loans based on the current performance of the respective pool or on an individual loan basis. If losses are experienced more rapidly due to declining property performance, market conditions or other factors, than we have provided for in our reserves, we may be required to provide additional reserves for these loans. In addition, our allowance for loan losses is based on estimates and to the extent that proceeds from the liquidation of the underlying collateral are less than our estimates, we will record a reduction in our profitability for that period equal to the shortfall.

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

Government use of eminent domain to seize underwater mortgages could materially and adversely affect the value of, and the returns on, our Non-Agency MBS and residential mortgage loans.

The mortgages securing our Non-Agency MBS and residential mortgage loans are located in different geographic regions across the United States, with significantly higher exposure in California, New York and Florida. Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater but not in default. In August 2013, the FHFA released a statement expressing serious concerns on the use of eminent domain to restructure mortgages based on a review it conducted since requesting public input on the proposal in August 2012 and indicated that it may take action in response to such use. However, if definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges resulting in mortgages securing our Non-Agency MBS and residential mortgage loans being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amount we receive on our Non-Agency MBS and residential mortgage loans would be less than we would have otherwise received if the mortgage loans had not been seized, which may result in a decline in the market value and an other-than-temporary impairment of these assets. If governments adopt such plans and mortgages securing our Non-Agency MBS and residential mortgage loans are seized on a widespread scale, it could have a material adverse effect on the value of and/or returns on our mortgage-related assets and our results of operations.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our Non-Agency MBS and the mortgage loans we hold.

The U.S. Government, through the Federal Reserve, the FHFA and the Federal Deposit Insurance Corporation, has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These programs and other loss mitigation programs may involve, among other things, the modification or refinancing of mortgage loans to reduce the principal amount of the loans, reduction in the rate of interest payable on the loans and extend the payment terms of the loans. Loan modification may lead to fewer foreclosures and reduce the losses on non-Agency MBS and mortgage loans arising from foreclosures. However, loan modifications and refinancing may also result in significant reductions in cash flows to the holders of these securities, which may adversely affect the value of, and the returns on, these assets.

The servicing of the mortgage loans that are the underlying collateral of our mortgage-related assets is outside of our control, and if this servicing is not successful in limiting future delinquencies, defaults and losses, it could adversely affect our results of operations.

Third party servicers provide for the servicing of the mortgage loans that are the underlying collateral of our mortgage-related assets. These service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan. We have no contractual rights with respect to these service providers and their efforts may not be successful in limiting future delinquencies, defaults and losses, which could adversely affect our results of operations.

The mortgage-related assets in which we invest, and the mortgage loans underlying the mortgage-related assets in which we invest, are subject to delinquency, foreclosure, and loss, which could result in losses to us.

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

Residential MBS evidence interests in or are secured by pools of residential mortgage loans and collateralized MBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-related assets we invest in are subject to all of the risks of the underlying mortgage loans. In the event of defaults with respect to the mortgage loans that underlie our mortgage-related investments and the exhaustion of any underlying or additional credit support, we may not realize our anticipated return on these investments and we may incur a loss on these investments.

We invest in securities in the developing Agency risk transfer sector that are subject to mortgage credit risk.

We invest in securities in the developing Agency risk transfer sector (“CRT Sector”). The CRT Sector is comprised of the risk sharing transactions issued by Fannie Mae (“CAS”) and Freddie Mac (“STACR”) and similarly structured transactions arranged by third party market principals. The securities issued in the CRT Sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. Currently, CAS and STACR transactions are structured and unsecured and unguaranteed bonds issued by Fannie Mae and Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages originated and guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT Sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities. The holder of the securities in the CRT Sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. Investments in securities in the CRT Sector could cause us to incur losses of income from, and/or losses in market value relating to, those assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

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

Our business is highly dependent upon our information and communication systems. Although we have implemented various structural and security policy enhancements to our information systems in recent years, such as a cybersecurity policy manual, employee training, and enhanced firewall and antivirus/malware protection, problems with our computer systems could still occur. Any failure or interruption of our systems, or cyber-attacks, or security breaches of our networks or systems, or of those systems of our service providers, could cause delays or other problems in our securities and loan trading activities, which could have a material adverse effect on our operating results, the market price of our common stock and other securities, and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities and loan transactions.

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

Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices and penalties, or otherwise harm our business.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, including measures to ensure that encryption of users’ data does not hinder law enforcement agencies’ access to data. In addition, the interpretation and application of consumer and data protection laws in the United States, Europe, and in other countries in the world are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data protection or with the data protection on service providers that we rely upon.

Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation, or the GDPR, which became effective in the European Union, or EU, on May 25, 2018, not only applies to companies and organizations in the EU but also applies to organizations based outside the EU if they collect or process personal data of individuals located inside the EU. According to the European Commission, personal data is any information relating to an individual, whether it relates to his or her private, professional or public life, and can include anything such as a name, a home address, an email address, bank details, or medical information.

These laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices and penalties, or otherwise harm our business. We have communicated with our service providers such as our transfer agent and the company that hosts our website regarding the protection and privacy of personal data of individuals who interact with our company and have received responses from them regarding their compliance with the GDPR.

Risks Related to Residential Mortgage Loans Held-for-Securitization

If we are unable to complete securitizations or experience delays on securitization closings, we would face a liquidity shortage in this area of our business, which would harm our operating results.

We expect to rely significantly upon securitizations to generate cash proceeds to repay warehouse lines and replenish our borrowing capacity. If we are unable to complete a securitization or experience delays, we may be required to utilize other sources of financing which, if available at all, may not be on the best terms for us. Shortages in financing would make it difficult for us to continue to purchase loans. In addition, delays in closing securitizations increase our credit and interest rate risks on our mortgage loans, as we would be holding them for an extended period of time. Several factors could affect our ability to complete a securitization including, among others, the following:

•	Condition in the securities and secondary markets;
•	The credit quality of the mortgage loans acquired;
•	The volume of mortgage acquisitions;
•	The ability to receive good ratings from the rating agencies; and
•	Lack of investor demand for purchasing components of the securities.

Our business of acquiring loans may be significantly harmed by a slowdown in the specific state economies where the loan are originated, resulting in potentially higher delinquencies and increased loan losses.

An overall decline in the specific state economies where the loans are originated, or in those residential real estate markets, or the occurrence of a natural disaster (such as an earthquake or fire) that is not covered by standard homeowners’ insurance policies, could decrease the value of mortgage properties in those states. This, in turn, would increase the risk of delinquency, default, or foreclosure on the mortgage loans we plan to hold and securitize.

We have a limited operating history in the business of acquiring and securitizing mortgage loans and we may not be successful.

The acquisition of mortgage loans and the securitization process are inherently complex and involve risks related to the type of mortgage loans we seek to acquire, including interest rate risk, credit risk, finding and maintaining funding sources, prepayment risk, borrower bankruptcies, foreclosures and other factors that we may not be able to properly manage. Less than optimal management of these risks may take years to become apparent. If we fail to properly manage these and other risks, this could harm our business and results of operations.

Our strategy of acquiring, accumulating and securitizing loans involves credit risk that could result in loan losses, which could harm our operating results.

We bear the risk of loss on any loans we acquire and which we subsequently securitize. Although we intend to acquire loans that are of high credit quality, they will not be backed by Fannie Mae or Freddie Mac. Accordingly, we are subject to the risks of borrower default, bankruptcy and special hazard losses (such as earthquake, hurricanes and fire) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and principal amount of the loan and any premium paid for the loan. In the event of default on any such loan that we hold, we bear the loss of principal between the realized value of the mortgaged property and the principal amount of the loan, as well as foreclosure costs and loss of interest.

To the extent that we have a large number of loans in an area affected by a natural disaster, we may suffer losses.

We have not established any limits on geographic concentration. Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricanes and the ensuing flooding. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property and they may stop paying their mortgage loans if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters. Such losses could affect our loan portfolio and also any retained interests of securitizations we sponsor.

Representations and warranties made by us in loan sales and securitization may subject us to liability that could result in loan losses, which could harm our operating results.

In connection with any securitizations we sponsor, we will make representations and warranties regarding the mortgage loans transferred to securitization trusts. The trustee in the securitization trust has recourse to us with respect to the breach of the standard representations and warranties regarding the loans made at the time such mortgage loans are transferred to the trust. While we would have recourse to the loan originators for any such breaches, there can be no assurance of the originators’ abilities to honor their respective obligations. Although we may attempt to limit the potential remedies of the trustee to mirror the potential remedies we receive from the originators from who we acquire loans, the remedies to the trustee are often broader than those we have from the originators. Furthermore, if we discover, prior to the securitization, that there is a breach of the representations and warranties we receive from the originators and they fail to repurchase or otherwise fail to cure any deficiency, we will not be able to securitize the loan and will have to hold the loan in our portfolio or sell it to another party, probably at a discount.

The success of our loan activities will depend upon our ability to determine that the mortgage loans are serviced effectively.

The success of our loan activities will depend upon, to a great degree, our ability to determine that the mortgage loans are serviced effectively. As we have no experience in servicing loans, we may be acquiring the loans on a “servicing retained basis” where the loans will be serviced by the originating or selling institution. In those instances where we will be responsible for the servicing, we will transfer servicing to an independent third party with whom we establish a sub-servicing relationship. Failure on the part of the originators/seller or third party servicers to service the loans properly would harm our business and operating results. Additionally, fees paid to other parties for servicing our loans will reduce our net interest income from the loans.

We acquire, or will acquire, most of the loans from a limited number of originators and if we fail to properly manage these relationships, or if these originators experience origination problems, our ability to acquire loans from them could be harmed, which would negatively affect our operations.

We acquire, or will acquire, most of the loans from a limited number of originators. Our ability to manage these relationships is a key aspect of our loan activities. If we do not manage these relationships properly, or if the originators experience origination problems, it would negatively affect the volume of loans we would acquire and could delay our ability to do securitizations, which would negatively affect our operations and financial results.

Our real estate-related assets (including mortgage loans and MBS) are subject to the risks associated with real property.

We own assets secured by real estate, which are subject to various risks, including:

•	Declines in the value of real estate;
•	Acts of God, including earthquakes, flooding, and other natural disasters, which may result in uninsured losses;
•	Acts of war or terrorism, including the consequences of terrorist attacks;
•	Adverse changes in national, local economic, and general market conditions;
•	Changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance;
•	Costs of remediation and liabilities associated with environmental conditions, such as indoor mold;
•	Potential liabilities for other legal actions related to property ownership, including tort claims; and
•	The potential for uninsured or under-insured property losses.

The occurrence of any of the foregoing, or similar events, may reduce our return from an affected property or asset and, consequently, could materially and adversely affect our business, financial condition and results of operations.

A failure to comply with restrictive covenants in our warehouse lines would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

We are subject to various restrictive covenants contained in our warehouse lines and may become subject to additional covenants in connection with future financings. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, subject to certain cure provisions, as applicable, we would be in default under those agreements and our indebtedness could be declared due and payable. In addition, our lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights under our financing arrangements, whereby a default (such as a failure to comply with a covenant) under one financing arrangement could trigger a default under other financing arrangements.

We expect to engage in securitization transactions relating to real estate mortgage loans that we will sponsor. In addition, we have invested in, and continue to invest in, mortgage-backed securities issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potential material risks.

Engaging in securitization transactions generally requires us to incur short-term debt on a recourse basis to finance the accumulation of loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, which may hurt our business or financial results. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans we are securitizing and make representations and warranties relating to those loans. When engaging in securitization transactions, we also expect to prepare marketing and disclosure documentation, including term sheets and prospectuses that include disclosures regarding the securitization transaction and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied upon a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We could be liable under federal and state securities laws (or other laws) for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization. Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of the service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

In recent years, there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts take legal ownership and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that we sponsor, and third-party sponsored securitizations in which we hold investments, may experience losses, which could materially affect our operating results and could damage our ability to engage in future securitization transactions.

With respect to mortgage loans we own, or which we have purchased and subsequently securitized, we may be subject to liabilities for potential violations of CFPB’s TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”) or other similar consumer protection laws and regulations, which could adversely impact our business and operating results.

Federal consumer protections laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards and disclosures to borrowers. These laws and regulations include, among others, the CFPB’s “TRID, “ability-to-repay,” and “qualified mortgage” regulations. In addition, there are various other federal, state and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as a purchaser of these loans, to monetary penalties and defenses to foreclosures, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of affected residential mortgage loans, which could adversely impact our business and financial results.

We are required to comply with various governmental laws concerning data privacy. We rely upon third-party service providers to process and service our loans. A breach of loan borrower personal information could have an adverse effect on our business.

When we acquire real estate mortgage loans, we have various service providers who perform due diligence on the loans, who service the loans and who act as custodians. While these various service providers have security measures in place to protect this information, security breaches can occur resulting from computer hackers, cyber-attacks, service provider or human error, or malfeasance or other intentional or unintentional acts by third parties.

Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, error, or malfeasance by employees, independent contractors, or others working for us on our behalf. Because the techniques used to obtain unauthorized access to systems change frequently and often are not recognized until launched against a target, our various service providers may be unable to anticipate these techniques or implement adequate preventive measures.

We may be liable for losses suffered by individuals whose identities are stolen as a result of a data breach on the systems used by our various service providers, and any liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals and providing credit monitoring services to them as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues and profits.

Risks Related to Our Management

We have no employees and our Manager is responsible for making all of our investment decisions. The employees of our Manager are not required to devote any specific amount of time to our business.

Effective December 31, 2011, in accordance with the Management Agreement, we have no employees and all our prior employees became employees of our Manager. Our Manager is responsible for conducting our day-to-day operations and is responsible for the selection, purchase and sale of our investment portfolio; our financing and hedging activities; providing us with portfolio management and administrative services; and such other services and activities relating to our assets and operations as may be appropriate.

Mr. Joseph E. McAdams (our Chairman, Chief Executive Officer, and President) and others are officers and employees of our Manager and are also officers and employees of Pacific Income Advisers, Inc., or PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our Company. In addition, a trust controlled in part by Mr. Lloyd McAdams (one of our directors and our former Chairman and Chief Executive Officer) is the principal stockholder of PIA.

These officers and employees are involved in investing approximately $7.1 billion (including our assets) in MBS and other fixed income assets for institutional clients and individual investors through PIA at December 31, 2018. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our Company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

Mr. Lloyd McAdams (a director and our former Chairman and Chief Executive Officer) is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Syndicated Capital, Inc. has been authorized by our Board to act as an authorized broker on any buyback of the Company’s common stock. The service to PIA and Syndicated Capital, Inc. by the officers and employees of our Manager allow them to spend only part of their time and effort managing our Company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

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

We depend upon the diligence, experience and skill of the officers and employees of our Manager for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. The key officers of our Manager include Mr. Joseph E. McAdams, our Chairman, President, Chief Executive Officer and Chief Investment Officer; Mr. Charles J. Siegel, our Chief Financial Officer, Treasurer and Secretary; Mr. Brett Roth, Senior Vice President; and Ms. Bistra Pashamova, Senior Vice President. Our dependence on our Manager is heightened by the fact that they have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Mr. Joseph E. McAdams could seriously harm our business.

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

At December 31, 2018, if this termination event had occurred, the termination fee, based on the average annual management fee earned by our Manager during the 24‑month period immediately preceding the most recently completed quarter prior to the effective date of termination, would be approximately $21.9 million.

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

In order to qualify as a REIT, we must also determine that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. No more than 20% of the total value of our assets can be stock in taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. The need to comply with these gross income and asset tests may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

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

Even though we have elected to be taxed as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income, prohibited transactions, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property, and transfer taxes, including mortgage recording taxes. In addition, in the future, we may hold some of our assets through wholly-owned taxable REIT subsidiaries. Any taxable REIT subsidiaries and any other taxable corporations in which we own an interest will be subject to U.S. federal, state, and local corporate taxes. Payment of these taxes generally would reduce our cash flow and the amount available for distribution to our stockholders.

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

Current tax law generally provides for favorable tax rates (20% maximum in the case of non-corporate stockholders) on dividends received from corporations. However, dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Notwithstanding the foregoing, however, all such dividends, other than dividends which are taxable as capital gain dividends or traceable to dividends from a taxable REIT subsidiary, as are received by a pass-through entity or an individual, will be eligible for a 20% deduction from gross income starting in 2018 under the new tax laws. This eligibility for a 20% deduction will expire in 2025. This legislation does not adversely affect the taxation of REITs or dividends paid by REITs, but the more favorable rates applicable to non-REIT corporate dividends could cause investors which are trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. Investors and potential investors should consult with their tax advisors regarding the implications of this new tax bill on any investment in our stock.

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

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities” are, among other things, U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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

Future offerings of debt securities, which would be senior to our common stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock upon liquidation, or other equity securities, which would dilute our existing stockholders and may be senior to our common stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, for the purposes of dividend distributions may harm the market price of our common stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock.

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

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock, could have the effect of diluting the amounts we may have available for distribution to holders of the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock. The Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock will be subordinated to all our existing and future debt. Thus, our Series A Preferred Stockholders, our Series B Preferred Stockholders, and our Series C Preferred Stockholders bear the risk of our future offerings reducing the market price of our Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock.

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

Holders

As of February 26, 2019, there were approximately 714 record holders of our common stock. On February 26, 2019, the last reported sale price of our common stock on the New York Stock Exchange was $4.27 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on our Board’s evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash
	Dividends
	Per	Date
	Common	Dividends
	Share	Declared
2018
First quarter ended March 31, 2018	$0.15	March 15, 2018
Second quarter ended June 30, 2018	$0.14	June 15, 2018
Third quarter ended September 30, 2018	$0.14	September 14, 2018
Fourth quarter ended December 31, 2018	$0.13	December 14, 2018
2017
First quarter ended March 31, 2017	$0.15	March 15, 2017
Second quarter ended June 30, 2017	$0.15	June 15, 2017
Third quarter ended September 30, 2017	$0.15	September 15, 2017
Fourth quarter ended December 31, 2017	$0.15	December 15, 2017

Issuer Purchase of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average	Announced	Under the
	Purchased or	Price Paid	Plans or	Plans or
Period	Issued	per Share	Programs	Programs(1)

Shares purchased previously under this program:			52,969,000	3,011,281
Month #1 (October 1-31)	—	$—	52,969,000	3,011,281
Month #2 (November 1-30)	—	$—	52,969,000	3,011,281
Month #3 (December 1-31)	—	$—	52,969,000	3,011,281
Total shares purchased this quarter	—			3,011,281
Total shares issued under the DRP Plan available for repurchase	101,997			—
Total shares available for repurchase at December 31, 2018				3,113,278

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

During the year ended December 31, 2018, we did not repurchase any shares of our common stock under our share repurchase program.

Total Return Comparison

The following graph presents a cumulative total stockholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

# Anworth Mortgage Asset Corporation

Total Return Performance
Anworth Mortgage Asset Corporation
S&P 500 Index
NAREIT Mortgage REIT Index
Index Value
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Anworth Mortgage Asset Corporation	100.00	139.06	130.14	174.70	203.72	170.34
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
NAREIT Mortgage REIT Index	100.00	117.88	107.42	131.96	158.08	154.09

The cumulative total stockholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2013 in our common stock, that $100 was invested in each of the indices on December 31, 2013 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.     SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements included in this Annual Report on Form 10‑K. The selected financial data as of December 31, 2016, 2015, and 2014 and for the years ended December 31, 2015 and 2014 are derived from audited consolidated financial statements not included in this Annual Report on Form 10‑K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included in this Annual Report on Form 10‑K beginning on page F‑1.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(amounts in thousands, except per share data and days)
Statements of Operations Data
Days in period	365	365	366	365	365
Interest income net of amortization of premium and discount	$159,972	$142,748	$140,452	$145,498	$156,567
Interest expense	(115,307)	(82,519)	(70,420)	(43,621)	(79,907)
Provision for loan losses	—	—	—	(203)	—
Net interest income	$44,665	$60,229	$70,032	$101,674	$76,660
Expenses	(13,503)	(13,305)	(14,219)	(13,980)	(17,754)
Other (loss) income	(37,650)	7,448	(33,320)	(72,990)	(30,287)
Net (loss) income	$(6,488)	$54,372	$22,493	$14,704	$28,619
Dividends on preferred stock	(9,189)	(8,173)	(6,583)	(6,437)	(5,716)
Net (loss) income available to common stockholders	$(15,677)	$46,199	$15,910	$8,267	$22,903
Basic (loss) earnings per common share	$(0.16)	$0.48	$0.17	$0.08	$0.18
Diluted (loss) earnings per common share	$(0.16)	$0.47	$0.17	$0.08	$0.18
Average number of shares outstanding	98,314	96,764	96,408	103,412	123,949
Average number of diluted shares outstanding	98,314	100,479	101,068	107,751	128,057

	As of December 31,
	2018	2017	2016	2015	2014
	(amounts in thousands, except per share data)
Balance Sheets Data
Agency MBS	$3,548,719	$4,278,797	$3,925,193	$4,892,782	$7,023,063
Non-Agency MBS	$795,203	$760,825	$641,246	$682,061	$199,710
Residential mortgage loans held-for-securitization	$11,660	$—	$—	$—	$—
Residential mortgage loans held-for-investment through consolidated securitization trusts	$549,016	$639,351	$744,462	$969,172	$—
Total assets	$5,037,906	$5,765,541	$5,395,776	$6,636,340	$7,298,335
Repurchase agreements	$3,811,627	$4,365,695	$3,911,015	$4,915,528	$6,370,740
Asset-backed securities issued by securitization trusts	$539,651	$629,984	$728,683	$915,486	$—
Junior subordinated notes	$37,380	$37,380	$37,380	$37,380	$37,380
Total liabilities	$4,456,801	$5,068,119	$4,740,754	$5,934,189	$6,516,894
Series B Preferred Stock	$19,455	$19,455	$23,924	$23,924	$23,924
Stockholders’ equity (common, Series A, and Series C Preferred)	$561,650	$677,967	$631,098	$678,227	$757,517
Number of common shares outstanding	98,483	98,137	95,718	98,944	109,234
Book value per common share	$4.71	$5.91	$5.95	$6.25	$6.48

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

•

Residential mortgage loans. We acquire residential mortgage loans from independent loan originators with the intent of holding these loans until we have a sufficient quantity for securitization. These loans will be financed by warehouse lines of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We generally view our target investments as being influenced primarily by either interest rate risks or credit risks. Our Agency MBS are sensitive to changes in interest rates and related prepayment speeds. Our Non-Agency MBS and residential mortgage loans held-for-securitization or held-for-investment through consolidated securitization trusts are sensitive to changes in both interest rate risk and credit risk.

The assets which we allocate to Agency MBS are also allocated to one of two subcategories:

1.	Agency MBS which have a fixed interest rate during the life of the mortgages; and
2.	Agency MBS whose interest rates will change or adjust to current market levels at varying times.

We believe our hybrid investment model allows us to allocate assets across various sectors within the residential mortgage market with a focus on security selection and implementation of a relative value investment approach. Our asset allocation process takes into account the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment credit and other portfolio risks. As a result, mortgage-related asset allocation reflects management’s opportunistic approach to investing in the marketplace.

The following table provides the MBS asset allocation and asset allocation between our Agency MBS, Non-Agency MBS and residential mortgage loans at December 31, 2018 and December 31, 2017:

	December 31,		December 31,
	2018		2017
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$3,548,719	72.36%	$4,278,797	75.34%
Non-Agency MBS	795,203	16.21	760,825	13.40
Total MBS	$4,343,922	88.57%	$5,039,622	88.74%
Residential mortgage loans held-for-securitization	11,660	0.24	—	—
Residential mortgage loans held-for-investment through consolidated securitization trusts	549,016	11.19	639,351	11.26
Total mortgage-related assets	$4,904,598	100.00%	$5,678,973	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our MBS Portfolio

At December 31, 2018 and December 31, 2017, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	December 31,	December 31,
	2018	2017
	(dollar amounts in thousands)
Fair value of MBS	$4,343,922	$5,039,622
Adjustable-rate Agency MBS less than 1-year reset	21%	24%
Adjustable-rate Agency MBS 1-2 year reset	4	3
Adjustable-rate Agency MBS 2-3 year reset	1	4
Adjustable-rate Agency MBS 3-4 year reset	3	1
Adjustable-rate Agency MBS 4-5 year reset	4	3
Adjustable-rate Agency MBS 5-7 year reset	—	4
Adjustable-rate Agency MBS 7-10 year reset	3	3
Total Adjustable-Rate Agency MBS	36%	42%
15-year fixed-rate Agency MBS	20	25
20-year and 30-year fixed-rate Agency MBS	26	18
Non-Agency MBS	18	15
Total MBS	100%	100%

Results of Operations

Years Ended December 31, 2018 and 2017

For the year ended December 31, 2018, our net loss to common stockholders was approximately $15.7 million, or $(0.16) per diluted share, based on a weighted average of 98.3 million fully diluted shares outstanding. This included a net loss of $6.5 million and the payment of preferred dividends of $9.2 million. For the year ended December 31, 2017, our net income to common stockholders was approximately $46.2 million, or $0.47 per diluted share, based on a weighted average of 100.5 million fully diluted shares outstanding. This included net income of $54.4 million and the payment of preferred dividends of $8.2 million.

Net interest income for the year ended December 31, 2018 totaled $44.7 million, or 23.7% of gross income, compared to $60.2 million, or 34.1% of gross income, for the year ended December 31, 2017. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other interest income less interest expense from borrowings. Interest and other interest income net of premium amortization expense for the year ended December 31, 2018 was $160.0 million, compared to $142.7 million for the year ended December 31, 2017, an increase of 12.1%, due primarily to an increase in the weighted average coupons on MBS (from

3.28% in 2017 to 3.57% in 2018), a decrease in premium amortization expense of $5.3 million, and an increase in the weighted average portfolio outstanding, from approximately $4.54 billion in 2017 to approximately $4.62 billion in 2018, partially offset by a decrease in interest income on residential mortgage loans of approximately $4.3 million (due to paydowns on this portfolio). Interest expense for the year ended December 31, 2018 was $115.3 million compared to $82.5 million for the year ended December 31, 2017, an increase of approximately 39.7%, which resulted primarily from an increase in the weighted average interest rates, from 1.35% in 2017 to 2.20% in 2018, an increase in the average borrowings outstanding, from $3.99 billion in 2017 to $4.11 billion in 2018, partially offset by a decrease in interest expense on asset-backed securities issued by securitization trusts of approximately $4.1 million (due to paydowns on this portfolio).

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our mortgage-related assets, the supply of, and demand for, mortgage-related assets in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense) and prepayment speeds on our MBS and loan portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS and loans to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS and loan portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (a) prepayments on our MBS portfolios to increase, thereby accelerating the amortization of our MBS and loan purchase premiums; (b) the interest expense associated with our borrowings to decrease; (c) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to increase; (d) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to decrease; and (e) coupons on our MBS and loans to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the year ended December 31, 2018, premium amortization expense decreased $5.3 million, or 15.5%, to $28.8 million from $34.1 million during the year ended December 31, 2017, due primarily to a lower average CPR during 2018 than in 2017, and also due to a change in the portfolio mix to more fixed-rate investments that have a lower amortized cost. The prepayment rate assumptions used in our projection of long-term CPR percentages are based on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Given our current expectations for prepayments and market conditions, we do not expect a significant change in future prepayment assumptions.

The table below shows the approximate constant prepayment rate of our MBS:

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
Portfolio	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
MBS	14%	16%	16%	13%	15%	20%	22%	19%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the year ended December 31, 2018, we received proceeds of approximately $781 million from the sales of Agency MBS and recognized a net loss of approximately $23.8 million, and we received proceeds of approximately $6 million from the sales of Non-Agency MBS and recognized a net gain of approximately $175 thousand. During the year ended December 31, 2017, we received proceeds of approximately $716 million from the sales of Agency MBS and recognized a net loss of approximately $2.2 million, and we received proceeds of approximately $21.3 million from the sales of Non-Agency MBS and recognized a net gain of approximately $65 thousand. During the year ended December 31, 2018, we did not sell any of our investments in the securitization trusts. During the year ended December 31, 2017, we sold our investments in the B-4 tranches on two of the securitization trusts and realized a gain on this sale of $378 thousand. We had no set plan to sell any of these securities, nor were we required to do so. Asset sales during 2018 and 2017 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the year ended December 31, 2018, we had unrealized losses of $4.9 million on trading investments as compared to unrealized gains of $2.8 million on trading investments during the year ended December 31, 2017. During the year ended December 31, 2018, we recognized a loss (including derivative income) of approximately $8.7 million on TBA Agency MBS, as compared to during the year ended December 31, 2017, where we recognized a loss (including derivative income) of approximately $1.4 million on TBA Agency MBS.

During the year ended December 31, 2018, we also had a gain on interest rate swaps recognized in our statements of operations of approximately $0.6 million, consisting primarily of approximately $8.1 million in net cash settlements, partially offset by $3.5 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying audited consolidated financial statements for additional information), and approximately $4.0 million in AOCI amortization. During the year ended December 31, 2017, we also had a gain on interest rate swaps recognized in our statements of operations of approximately $8.3 million, consisting primarily of approximately $17.4 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying audited consolidated financial statements for additional information), partially offset by $6.8 million in net cash settlements, and approximately $2.3 million in AOCI amortization. Also during the years ended December 31, 2018 and December 31, 2017, we had no gain or loss versus gains of approximately $262 thousand, respectively, on Eurodollar Futures Contracts. During the year ended December 31, 2018, rental income increased by approximately $51 thousand. During the year ended December 31, 2018, we sold two of our residential properties and realized a gain of approximately $54 thousand. We did not sell any of our residential properties during the year ended December 31, 2017. During the year ended December 31, 2018, there was an impairment charge on Non-Agency MBS of approximately $2.9 million, compared to an impairment charge of approximately $2.4 million during the year ended December 31, 2017.

Total expenses were approximately $13.5 million for the year ended December 31, 2018, compared to approximately $13.3 million for the year ended December 31, 2017. For the year ended December 31, 2018, we incurred management fees of approximately $7.1 million, which is based on a percentage of our equity (see Note 12 to the accompanying audited consolidated financial statements) compared to management fees of approximately $7.5 million for the year ended December 31, 2017. Rental properties depreciation and expenses increased by $153 thousand during 2018. “Other expenses” (as detailed in Note 16 to the accompanying audited consolidated financial statements) increased by approximately $0.4 million.

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

During the year ended December 31, 2017, premium amortization expense decreased $2.2 million, or 6.2%, to $34.1 million from $36.3 million during the year ended December 31, 2016, due primarily to a lower average CPR during 2017 than in 2016 and also due to a change in the portfolio mix to more fixed-rate investments that have a lower amortized cost. The prepayment rate assumptions used in our projection of long-term CPR percentages are based on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Given our current expectations for prepayments and market conditions, we do not expect a significant change in future prepayment assumptions.

The table below shows the approximate constant prepayment rate of our MBS:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
Portfolio	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
MBS	15%	20%	22%	19%	22%	24%	19%	17%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the year ended December 31, 2017, we received proceeds of approximately $716 million from the sales of Agency MBS and recognized a net loss of approximately $2.2 million, and we received proceeds of approximately $21.3 million from the sales of Non-Agency MBS and recognized a net gain of approximately $65 thousand. During the year ended December 31, 2016, we received proceeds of approximately $401 million from the sales of Agency MBS and recognized a net loss of approximately $2.1 million, and we received proceeds of approximately $18.2 million from the sales of Non-Agency MBS and recognized a net gain of approximately $137 thousand. During the year ended December 31, 2017, we sold our investment in the B-4 tranches on two of the securitization trusts and realized a gain on this sale of $378 thousand. During the year ended December 31, 2016, we sold our investments in the B1 to B3 tranches of the securitization trusts and realized a net gain of approximately $749 thousand. We had no set plan to sell any of these securities, nor were we required to do so. Asset sales during 2017 and 2016 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the year ended December 31, 2017, we had unrealized gains of $2.8 million on trading investments, as compared to unrealized losses of $13.8 million on trading investments during the year ended December 31, 2016. During the year ended December 31, 2017, we recognized a loss (including derivative income) of approximately $1.4 million on TBA Agency MBS, as compared to during the year ended December 31, 2016, where we recognized a gain (including derivative income) of approximately $11.5 million on TBA Agency MBS.

During the year ended December 31, 2017, we also had a gain on interest rate swaps recognized in our statements of operations of approximately $8.3 million, consisting primarily of $17.4 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying audited consolidated financial statements for additional information), partially offset by $6.8 million in net cash settlements, and approximately $2.3 million in AOCI amortization. During the year ended December 31, 2016, also had a loss on interest rate swaps recognized in our statements of operations of approximately $27.3 million, consisting primarily of $17.2 million in net cash settlements, approximately $6.3 million in AOCI amortization, and the difference of approximately $3.8 million in the change in fair value. Also during the years ended December 31, 2017 and 2016, we had gains of approximately $262 thousand versus a loss of approximately $2.7 million, respectively, on Eurodollar Futures Contracts. During the year ended December 31, 2017, rental income increased by approximately $22 thousand due to more properties being renovated and not fully rented in 2016. During the year ended December 31,

2017, there was an impairment charge on Non-Agency MBS of approximately $2.4 million, compared to an impairment charge of approximately $1.5 million during the year ended December 31, 2016.

Total expenses were approximately $13.3 million for the year ended December 31, 2017, compared to approximately $14.2 million for the year ended December 31, 2016. For the year ended December 31, 2017, we incurred management fees of approximately $7.5 million, which is based on a percentage of our equity (see Note 12 to the accompanying audited consolidated financial statements), compared to management fees of approximately $7.9 million for the year ended December 31, 2016. Rental properties depreciation and expenses decreased by approximately $60 thousand during 2017. “Other expenses” (as detailed in Note 17 to the accompanying audited consolidated financial statements) approximately $0.6 million.

Financial Condition

MBS Portfolio

At December 31, 2018, we held Agency MBS which had an amortized cost of approximately $3.59 billion, consisting primarily of approximately $1.55 billion of adjustable-rate MBS and approximately $2.04 billion of fixed-rate MBS. This amount represents an approximate 16.1% decrease from the $4.27 billion held at December 31, 2017. This decrease was due primarily to paydowns in the portfolio, primarily in the adjustable-rate MBS. Of the adjustable-rate Agency MBS owned by us, 55% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 45% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At December 31, 2018, the Non-Agency MBS had an amortized cost of approximately $785.6 million, a fair value of approximately $795.2 million, and a contractually required principal of approximately $982.8 million. At December 31, 2017, the Non-Agency MBS had an amortized cost of approximately $730.6 million, a fair value of approximately $760.8 million, and a contractually required principal of approximately $916.8 million.

The following table presents a schedule of our MBS at fair value owned at December 31, 2018 and December 31, 2017 as classified by type of issuer:

	December 31, 2018		December 31, 2017
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$2,104,322	48.4%	$2,597,697	51.5%
Freddie Mac (FHLMC)	1,444,397	33.3	1,681,100	33.4
Non-Agency MBS	795,203	18.3	760,825	15.1
Total MBS	$4,343,922	100.0%	$5,039,622	100.0%

The following table classifies our portfolio of MBS owned at December 31, 2018 and December 31, 2017 by type of interest rate index:

	December 31, 2018		December 31, 2017
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$448	—%	$548	—%
Six-month LIBOR	8,295	0.2	20,485	0.4
One-year LIBOR	1,463,081	33.7	1,996,391	39.6
Six-month certificate of deposit	379	—	464	—
Six-month constant maturity treasury	—	—	4	—
One-year constant maturity treasury	71,485	1.6	78,422	1.6
Cost of Funds Index	3,717	0.1	40,229	0.8
15-year fixed-rate	892,451	20.5	1,261,827	25.0
20-year and 30-year fixed-rate	1,108,863	25.6	880,427	17.5
Total Agency MBS	$3,548,719	81.7%	$4,278,797	84.9%
Non-Agency MBS	795,203	18.3	760,825	15.1
Total MBS	$4,343,922	100.0%	$5,039,622	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our MBS, see Note 9 to the accompanying audited consolidated financial statements.

Agency MBS

The weighted average coupon and average amortized cost of our Agency MBS at December 31, 2018, September 30, 2018, June 30, 2018, March 31, 2018, and December 31, 2017 were as follows:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2018	2018	2018	2018	2017
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	4.09%	3.88%	3.71%	3.54%	3.45%
Hybrid adjustable-rate Agency MBS	2.52	2.47	2.46	2.45	2.44
15-year fixed-rate Agency MBS	2.90	2.91	2.91	2.91	2.79
20-year and 30-year fixed-rate Agency MBS	3.93	3.90	3.81	3.81	3.53
Total Agency MBS	3.44%	3.36%	3.26%	3.20%	3.07%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.65%	102.73%	102.80%	102.75%	102.81%
Hybrid adjustable-rate Agency MBS	102.49	102.59	102.65	102.68	102.67
15-year fixed-rate Agency MBS	102.28	102.24	102.27	102.31	102.40
20-year and 30-year fixed-rate Agency MBS	103.29	103.37	103.56	103.58	103.62
Total Agency MBS	102.73%	102.75%	102.78%	102.79%	102.83%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.35%	3.27%	3.17%	3.12%	2.99%

At December 31, 2018 and December 31, 2017, the unamortized net premium paid for our Agency MBS was approximately $95.2 million and $117.5 million, respectively.

At December 31, 2018, the current yield on our Agency MBS increased to 3.35% from 2.99% at December 31, 2017. This was due primarily to the increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 37 basis points from December 31, 2017. For the three months ended December 31, 2018, the weighted average coupon for our total Agency MBS increased by 8 basis points. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

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

Non-Agency MBS include the following types of securities:

•

Legacy Non-Agency MBS – These are collateralized by loans that were generally originated prior to the 2008 financial crisis and, therefore, trade at a deep discount due to having experienced a significant amount of high levels of defaults by the underlying borrowers. While these underlying loans will generally experience losses, the securities were generally acquired at deep discounts to face/par value, which we believe serves to mitigate this potential exposure to credit risk.

•

Non-performing - These are collateralized by loans that were generally originated prior to 2008 and have been repackaged into newer securitization pools. They may or may not be currently non-performing or delinquent but there is a higher expectation of loss on these loans. Resolution of these loans typically occurs from loan modifications, short sales, and foreclosures. These loan pools usually have a greater degree of overcollateralization to support the securities.

•

Credit Risk Transfer – These securities are designed to synthetically transfer mortgage credit risk from Fannie Mae, Freddie Mac, and other issuers to private investors. As loans default, the securities may incur principal write-downs. These are allocated to the tranches within a deal according to the cash flow structure of the securities.

The following table summarizes our Non-Agency MBS portfolio by type at December 31, 2018 and December 31, 2017:

December 31, 2018

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$561,940	$553,292	$738,210	75%	5.56%	5.57%
Non-performing	101,744	102,450	102,760	99	5.14	5.42
Credit Risk Transfer	131,519	129,898	141,839	92	4.30	5.72
Total Non-Agency MBS	$795,203	$785,640	$982,809	80%	5.34%	5.58%

December 31, 2017

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$633,358	$605,936	$786,870	77%	5.47%	5.42%
Non-performing	94,245	93,715	94,228	99	5.20	5.71
Credit Risk Transfer	33,222	30,973	35,750	87	4.14	5.94
Total Non-Agency MBS	$760,825	$730,624	$916,848	80%	5.39%	5.48%

At December 31, 2018 and December 31, 2017, the unamortized net discount on our Non-Agency MBS was approximately $197.2 million and $186.2 million, respectively.

Financing

The following information pertains to our repurchase agreement borrowings at December 31, 2018, September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, and December 31, 2016:

	December 31,	September 30,		June 30,		March 31,		December 31,	December 31,
	2018	2018		2018		2018		2017	2016
	(dollar amounts in thousands)
Total repurchase agreements outstanding	$3,811,627		$4,013,820		$4,018,480		$4,245,797	$4,365,695	$3,911,015
Average repurchase agreements outstanding during the quarter	$3,891,158		$4,047,689		$4,152,057		$4,355,890	$4,424,295	$3,965,371
Average repurchase agreements outstanding during the year	$4,110,250	$	N/A	$	N/A	$	N/A	$3,994,507	$4,192,442
Maximum monthly amount during the quarter	$3,914,585		$4,051,171		$4,194,117		$4,357,754	$4,434,518	$4,005,531
Maximum monthly amount during the year	$4,357,754	$	N/A	$	N/A	$	N/A	$4,434,518	$4,699,246
Average interest rate on outstanding repurchase agreements	2.67%		2.38%		2.24%		1.92%	1.64%	1.04%
Average days to maturity	32 days		31 days		35 days		35 days	31 days	37 days
Average interest rate after adjusting for interest rate swaps	2.23%		2.14%		1.97%		1.88%	1.77%	1.31%
Weighted average maturity after adjusting for interest rate swaps	1,217 days		1,167 days		1,122 days		972 days	674 days	488 days

At December 31, 2018, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,510,000	2.46	576,627	3.55	2,086,627	2.76
30 days to 90 days	1,725,000	2.57	—	—	1,725,000	2.57
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,235,000	2.52%	$576,627	3.55%	$3,811,627	2.67%
Weighted average maturity	35 days		13 days		32 days
Weighted average interest rate after adjusting for interest rate swaps					2.23%
Weighted average maturity after adjusting for interest rate swaps					1,217 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,433,252		$726,428		$4,159,680

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

The average interest rate on outstanding repurchase agreements, after adjusting for interest rate swap transactions, increased from 1.77% at December 31, 2017 to 2.23% at December 31, 2018. The increase was due primarily to an  increase in the weighted average repurchase agreement rate, from 1.64% at December 31, 2017 to 2.67% at December 31, 2018. The weighted average term to next rate adjustment after adjusting for interest rate swap transactions increased from 674 days at December 31, 2017 to 1,217 days at December, 31, 2018. This was due primarily to the increase in the average maturity of our swap agreements as shown in the table below under “Hedging Strategies.”

Residential Mortgage Loans Held-for-Securitization

At December 31, 2018, we owned approximately $11.7 million of residential mortgage loans which are being held until we have a sufficient quantity for securitization. These loans will be financed by a warehouse line of credit.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

At December 31, 2018, we owned approximately $9.4 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment through consolidated securitization trusts) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the audited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 9 to the accompanying audited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At December 31, 2018, we owned 86 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.8 million. During the year ended December 31, 2018, we sold two of our residential properties for a gain of approximately $54 thousand. At December 31, 2017, we owned 88 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $14.1 million. We did not sell any of our residential properties during the year ended December 31, 2017.

Hedging Strategies

As we intend to hedge our exposure to rising rates on funds borrowed to finance our investments in securities, we periodically enter into derivative transactions, primarily in the form of interest rate swaps. We designate interest rate swaps as cash flow hedges for tax purposes. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income under the REIT rules for purposes of the 75% and 95% gross income test. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

As part of our asset/liability management policy, we may enter into hedging agreements, such as interest rate swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. Interest rate swaps are derivative instruments as defined by ASC 815‑10. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed-rate of interest during the term of the interest rate swaps and we receive a payment that varies with the three-month LIBOR rate.

The following table pertains to all of our interest rate swaps and Eurodollar Futures Contracts at each quarter end for the years ended December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Aggregate notional amount of interest rate swaps	$3.306 billion	$3.331 billion	$3.146 billion	$3.081 billion	$2.681 billion	$2.281 billion	$1.836 billion	$1.671 billion
Average maturity of interest rate swaps	3.9 years	3.9 years	4.0 years	3.8 years	3.1 years	3.1 years	3.1 years	2.8 years
Weighted average fixed-rate paid on interest rate swaps	2.10%	2.04%	1.99%	1.88%	1.65%	1.51%	1.67%	1.56%
Aggregate notional amount of Eurodollars Futures Contracts	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 0.55 billion

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At December 31, 2018, the net unrealized loss in AOCI on the interest rate swaps was approximately $11.5 million as compared to an unrealized loss of approximately $15.3 million at December 31, 2017.

At December 31, 2018, we had approximately $900 million in notional amount of TBA Agency MBS. At December 31, 2017, we had approximately $750 million in notional amount of TBA Agency MBS.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 9 and 15 to the accompanying audited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $3.8 billion at December 31, 2018. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.43 billion in Agency MBS and approximately $726.4 million in Non-Agency MBS. Our other significant sources of funds for the year ended December 31, 2018 consisted of payments of principal from our Agency MBS portfolio in the amount of $937.1 million and proceeds from the sales of MBS of approximately $787.3 million.

For the year ended December 31, 2018, there was a net increase in cash, cash equivalents, and restricted cash of approximately $10 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2018 was approximately $66.3 million. This is comprised primarily of net loss of $6.5 million and adding back or subtracting the following non-cash items: the amortization of premium and discounts on Agency MBS of approximately $28.8 million; accretion of discounts on Non-Agency MBS of approximately $6.3 million; depreciation on rental properties of $473 thousand; realized loss on sales of MBS of approximately $23.6 million; the amortization of restricted stock of $98 thousand; loss on derivatives, net of derivative income on TBA Agency MBS, of approximately $8.7 million; impairment charge on Non-Agency MBS of approximately $2.9 million; and an impairment charge on residential mortgage loans held-for-investment through consolidated securitization trusts of approximately $18 thousand, net settlements on interest rate swaps, net of amortization, of approximately $7.8 million; unrealized loss on Trading Agency MBS of approximately $4.9 million, partially offset by gain on sale of residential properties of $54 thousand; accretion of discount of approximately $112 thousand; recovery on Non-Agency MBS of approximately $1 thousand; and a gain on interest rate swaps of approximately $0.6 million. Net cash provided by operating activities also included a decrease in prepaid expense of approximately $387 thousand; and an increase in accrued interest payable of approximately $11.1 million, partially offset by a decrease in accrued expenses of approximately $548 thousand; an increase in interest receivable of approximately $1.0 million; and an increase in reverse repurchase agreements of approximately $20 million.

•

Net cash provided by investing activities for the year ended December 31, 2018 was approximately $577.7 million, which consisted of $937.1 million from principal payments on MBS; proceeds from sales of MBS of approximately $787.3 million; payments on residential mortgage loans held-for-investment through consolidated securitization trusts of approximately $114 thousand; and sales of residential properties of approximately $203 thousand, partially offset by purchases of MBS of approximately $1.15 billion; and improvements on residential properties of approximately $241 thousand.

•

Net cash (used in) financing activities for the year ended December 31, 2018 was approximately $634.0 million. This consisted of borrowings on repurchase agreements of approximately $23.721 billion, offset by repayments on repurchase agreements of approximately $24.275 billion; proceeds from sales of common stock of approximately $1.6 million; and proceeds from sales of Series C Preferred Stock of approximately $525 thousand, partially offset by dividends paid of $57 million on common stock; dividends paid of approximately $9.2 million on preferred stock; and net settlements on TBA Agency MBS of approximately $16 million.

Relative to our MBS portfolio at December 31, 2018, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 6 days to 3 months. At December 31, 2018, we had borrowed funds under repurchase agreements with 26 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2018 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 5.94x at December 31, 2017 to 6.2x at December 31, 2018. The increase in leverage was due primarily to a decrease in all capital (as described above), from $734.8 million at December 31, 2017 to $618.5 million at December 31, 2018, partially offset by a decrease in repurchase agreements outstanding, from $4.37 billion at December 31, 2017 to $3.81 billion at December 31, 2018.

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

During the year ended December 31, 2018, we raised approximately $1.62 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2018, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, and Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the year ended December 31, 2018, we did not sell any shares of stock under the FBR Sales Agreement. At December 31, 2018, there was approximately $152.7 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permitted us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the year ended December 31, 2018, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

The following table represents the contractual obligations at December 31, 2018 of the Company:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Repurchase agreements(1)	$3,811,627	$3,811,627	$—	$—	$—
Junior subordinated notes(2)	37,380	—	—	—	37,380
Lease commitment	1,867	514	1,076	277	—
Total	$3,850,874	$3,812,141	$1,076	$277	$37,380

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these as more fully described in Note 8 to the accompanying audited consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for most of our Agency MBS and for our Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at December 31, 2018 was $561.7 million. Common stockholders’ equity was approximately $463.4 million, or a book value of $4.71 per share. “Common stockholders’ equity” serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive fair value changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized loss” on available-for-sale Agency MBS was approximately $28.8 million, or 0.81% of the amortized cost of our Agency MBS, at December 31, 2018. This, along with “accumulated other comprehensive loss, derivatives” of approximately $11.5 million and

“accumulated other comprehensive income on Non-Agency MBS” of approximately $9.5 million, constitutes the total “accumulated other comprehensive loss” of approximately $30.8 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: core earnings (including per common share), total interest income, and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles the Company’s net loss to common stockholders for the three months and for the year ended December 31, 2018 to core earnings for the same period. Core earnings represents net loss to common stockholders (which is the nearest comparable GAAP measure) adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three months and for the year ended December 31, 2018 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

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

•	the adjustment for an impairment charge on Non-Agency MBS is more reflective of current core earnings, as this charge represents future loss expectations;
•	the adjustment for depreciation expense on residential rental properties is a non-cash item, as this is added back by other companies to derive funds from operations; and
•

the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies.

These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the three months and for the year ended December 31, 2018. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended		Year Ended
	December 31, 2018		December 31, 2018
	Amount	Per Share	Amount	Per Share
	(in thousands)		(in thousands)
Net loss to common stockholders	$(38,230)	$(0.39)	$(15,677)	$(0.16)
Adjustments to derive core earnings:
Loss on sales of MBS	4,870	0.05	23,615	0.24
Impairment charge on Non-Agency MBS(1)	971	0.01	2,869	0.03
Unrealized (gain) loss on Agency MBS held as trading investments	(9,674)	(0.10)	4,911	0.05
Unrealized (loss) gain on interest rate swaps, net	54,575	0.55	(585)	(0.01)
(Gain) loss on derivatives-TBA Agency MBS, net	(10,071)	(0.10)	8,656	0.09
Amortization of other comprehensive income on de-designated interest rate swaps(2)	—	—	(212)	—
Net settlement on interest rate swaps after de-designation(3)	3,134	0.03	8,062	0.08
Dollar roll income on TBA Agency MBS(4)	2,960	0.03	11,001	0.11
Premium amortization on MBS	7,356	0.08	28,800	0.29
Paydown expense(5)	(5,283)	(0.05)	(23,497)	(0.24)
Gain on sale of residential rental properties	(23)	—	(54)	—
Depreciation expense on residential rental properties(6)	119	—	473	0.01
Core earnings	$10,704	$0.11	$48,362	$0.49
Basic weighted average number of shares outstanding	98,444		98,314

(1)

Impairment charge on Non-Agency MBS represents the amount applied against current GAAP earnings when future loss expectations exceed previously-existing loss expectations. When future loss expectations become less than previously-existing loss expectations, the difference would be amortized into earnings over the life of the security.

(2)

This amount represents the amortization of the balance remaining in “accumulated other comprehensive income” as a result of the Company’s discontinuation of hedge accounting in August 2014 and is recorded in its statements of operations as a portion of interest expense in accordance with GAAP.

(3)

Net settlement on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014 and are recorded in “(Loss) gain on interest rate swaps, net.”

(4)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of both the “(Loss) gain on derivatives, net” that are shown on the Company’s financial statements.

(5)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.
(6)	Depreciation expense is added back in the core earnings calculation, as it is a non-cash item, and it is similarly added back in other companies’ calculation of core earnings or funds from operations.

Effective Net Interest Rate Spread

	Three Months Ended		Year Ended
	December 31, 2018		December 31, 2018
		Annualized		Annualized
	Amount	Percentage	Amount	Percentage
	(in thousands)		(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$39,201	3.12%	$159,972	3.07%
Income-rental properties	428	0.03	1,761	0.03
Dollar roll income on TBA Agency MBS(1)	2,960	0.24	11,001	0.21
Premium amortization on Agency MBS	7,356	0.59	28,800	0.55
Paydown expense(2)	(5,283)	(0.42)	(23,497)	(0.45)
Total interest and other income and average asset yield, including TBA dollar roll income	$44,662	3.56%	$178,037	3.41%
Effective Cost of Funds:
Total interest expense	$31,239	2.80%	$115,307	2.45%
Net settlement on interest rate swaps after de-designation(3)	(3,134)	(0.28)	(8,062)	(0.17)
Amortization of other comprehensive income on de-designated interest rate swaps(4)	—	—	212	—
Effective total interest expense and effective cost of funds	$28,105	2.52%	$107,457	2.28%
Effective net interest rate spread		1.04%		1.13%
Average earning assets	$5,017,025		$5,222,004
Average borrowings	$4,467,256		$4,719,890

(1)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “(Loss) gain on derivatives, net” that is shown on the Company’s statements of operations.

(2)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.
(3)

Net settlement on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which we de-designated as hedges in August 2014 and are recorded in “(Loss) gain on interest rate swaps, net.”

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

The Company has reviewed ASU 2014-09, “Revenue From Contracts With Customers” and its related pronouncements and guidelines. This ASU became effective beginning with the quarter ended March 31, 2018 and did not have a material impact on our financial statements. Our revenue streams are from investments in MBS and residential mortgage loans held-for-investment through consolidated securitization trusts. These are considered financial instruments under ASU 2014-09 and are excluded from the scope of this ASU, as they are covered under various other ASC topics. A smaller portion of our business is the ownership and rental of residential properties. These residential properties leases are also excluded from ASU 2014-09, as they are covered under ASC 840, “Leases.” All of our leases are short-term, being one year or less.

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2018 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations. For more detail on the fair value of our Agency MBS, see Note 9 to the accompanying audited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2018 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 9 to the accompanying audited consolidated financial statements.

Our MBS are valued using various market data points as described above, which management considers to be directly or indirectly observable parameters. Accordingly, our MBS are classified as Level 2 in the fair value hierarchy.

Residential Mortgage Loans Held-for-Securitization

Residential mortgage loans held for securitization are held at our wholly-owned subsidiary, Anworth Mortgage Loans, Inc. (incorporated August 2017) with the intent to sponsor our own securitizations. Loans purchased with the intent to securitize are recorded on the trade date. Any fees associated with acquiring the loans held for securitization are deferred as well as any premium paid to acquire the loans. These are included in the loan balance and amortized using the effective interest yield method. Upon securitization, the costs of securitization such as underwriting fees, legal fees, and accounting fees are added to the loan balances and amortized using the effective interest yield method. Interest income is recorded as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. When a non-accrual loan has cured, meaning all delinquent principal and interest has been remitted by the borrower; the loan is placed back on accrual status. Alternatively, nonaccrual loans may be placed back on accrual status after the loan is considered re-performing, generally when the loan has been current for 6 months.

The residential mortgage loans held for securitization are financed by warehouse lines of credit. Under these borrowing facilities, we make various representations and warranties and the loans must also meet certain eligibility criteria. We may be required to remove a loan from a warehouse line of credit. The company does not maintain a loan repurchase reserve, as any risk of loss due to loan repurchase would normally be covered by recourse to the companies from whom we acquired the loans.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balance net of any allowance for loan losses. These estimates for the allowance for loan losses require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by management. Many of these factors are subjective and cannot be reduced to a mathematical formula. In addition, since we have not incurred any direct losses on our portfolio, we review national historical credit performance information from external sources to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. The allowance reflects management’s best estimate of the credit losses inherent in the loan portfolio at the balance sheet date. It is also possible that we will experience credit losses that are different from our current estimates or that the time of those losses may differ from our estimates.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At December 31, 2018, none of our derivative instruments were designated as hedges for accounting purposes.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 9, and 15 to the accompanying audited consolidated financial statements.

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

Actions of the Federal Reserve

At its January 2019 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, maintained the Fed Funds rate at its target range of 2.25% to 2.50%. The FOMC indicated that there would be fewer rate hikes in 2019, as inflation is near 2%, and the expectation was that it would likely remain below that target in 2019. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In February 2019, Congress tentatively agreed on the funding of U.S. government operations to avoid another government shut-down. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of mortgage-related investments in general and of the mortgage-related investments in our portfolio.

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the British Bankers’ Association to the Intercontinental Exchange Benchmark Administration, or the IBA, following authorization by the Financial Conduct Authority (the United Kingdom regulators). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative. At this time, we do not know what changes will be made by the Financial Conduct Authority. In the United States, the Alternative Refinance Rates Committee selected the Secured Overnight Financing Rate, or SOFR, an overnight secured U.S. Treasury repurchase agreement rate, as the new rate and adopted a proposed transition plan for the change from U.S. LIBOR to SOFR. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time as to how the change to another alternative to LIBOR will affect the interest rates that repurchase agreement counterparties and lenders charge on borrowings in general and how they could specifically affect our borrowing agreements.

Although the U.S. government and other foreign governments have taken various actions intended to protect their respective economies, their respective housing and mortgage markets, and their respective banking systems and financial institutions, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets and, more specifically, the market for the securities we currently own in our portfolio. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations and financial conditions. These events may impact the availability of financing, borrowing costs and the liquidity and valuation of securities in general and also on the securities in our portfolio.

On June 23, 2016, the citizens of the United Kingdom voted to leave, or Brexit, the European Union, or the EU. The United Kingdom will have two years from its formal notification of withdrawal (given on March 29, 2017) from the EU to negotiate a new treaty to replace the terms of its EU membership. The United Kingdom is due to leave the EU in March 2019 and EU leaders have now adopted formal guidelines about the future relationship between the EU and the United Kingdom. The recent shakeup in British Prime Minister May’s government and the British Parliament vote against the UK/EU post-Brexit deal leaves uncertain the status of the UK’s relationship with the EU post-Brexit. It is unknown at this time what effects the Brexit vote and the UK/EU relationship will have on interest rates, on stock markets (over the longer term), and the effect on the U.S. economy and the global economy.

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

Subsequent Events

On January 2, 2019, the conversion rate of our Series B Preferred Stock increased from 5.1740 to 5.2588 shares of our common stock based upon the common stock dividend of $0.13 per share that was declared on December 14, 2018.

On January 18, 2019, we settled in the amount of $11.7 million on the loans we acquired in the fourth quarter of 2018. Approximately $10.1 million was taken down on the credit line facility to fund this transaction.

On February 12, 2019, we acquired an aggregate of approximately $90 million of Non-QM residential mortgage loans that are scheduled to close on March 15, 2019.

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

We also fund the acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisitions of fixed-rate assets are subject to increases while the income we receive from these assets remains fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could negatively impact our net operating income.

At December 31, 2018 and December 31, 2017, our MBS and related borrowings will prospectively reprice based on the following time frames:

	Investments(1)		Borrowings
		Percentage of		Percentage of
December 31, 2018	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$892,451	20.5%	$—	—%
20-year and 30-year fixed-rate investments	1,108,863	25.6	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	111,676	2.6	3,235,000	84.9
Greater than 3 months and less than 1 year	805,092	18.6	—	—
Greater than 1 year and less than 2 years	178,711	4.1	—	—
Greater than 2 years and less than 3 years	26,613	0.6	—	—
Greater than 3 years and less than 4 years	115,968	2.6	—	—
Greater than 4 years and less than 5 years	183,902	4.2	—	—
Greater than 5 years and less than 7 years	—	—	—	—
Greater than 7 years	125,443	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	47,680	1.1	576,627	15.1
Hybrid MBS	22,190	0.5	—	—
Fixed-rate MBS	725,333	16.7	—	—
Total MBS Portfolio	$4,343,922	100.0%	$3,811,627	100.0%

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

	Investments(1)		Borrowings
		Percentage of		Percentage of
December 31, 2017	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,261,827	25.0%	$—	—%
20-year and 30-year fixed-rate investments	880,427	17.5	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	263,011	5.2	3,845,000	88.1
Greater than 3 months and less than 1 year	960,963	19.1	—	—
Greater than 1 year and less than 2 years	149,524	3.0	—	—
Greater than 2 years and less than 3 years	219,545	4.4	—	—
Greater than 3 years and less than 4 years	34,163	0.7	—	—
Greater than 4 years and less than 5 years	142,420	2.8	—	—
Greater than 5 years and less than 7 years	221,838	4.4	—	—
Greater than 7 years	145,079	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	32,850	0.6	520,695	11.9
Hybrid MBS	24,887	0.5	—	—
Fixed-rate MBS	703,088	13.9	—	—
Total MBS Portfolio	$5,039,622	100.0%	$4,365,695	100.0%

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

Market Risk

Market Value Risk

Most of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At December 31, 2018, the fair value adjustment of our MBS reflected in AOCI decreased to a negative adjustment (other comprehensive loss) of approximately $(19.3) million from a positive adjustment (other comprehensive income) at December 31, 2017 of approximately $32.4 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2018, our Agency MBS had a weighted average term to next rate adjustment of approximately 24 months while our borrowings had a weighted average term to next rate adjustment of 32 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,217 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In February 2019, Congress tentatively agreed on the funding of U.S. government operations to avoid another government shut-down. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates, and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2018, we had unrestricted cash of approximately $3.2 million, short-term reverse repurchase agreements of $20 million, $115.5 million in unpledged Agency MBS, and $68.8 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

We retain the risk of potential credit losses on all of our residential mortgage loans held-for-securitization or held-for-investment through consolidated securitization trusts. We seek to manage this risk by reviewing key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist us in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swaps). These projections are based on investments in place at December 31, 2018 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
-2%	-27%	0.2%
-1%	-13%	0.4%
0%	0%	0%
1%	2%	-1.0%
2%	0%	-2.5%

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework from 2013.  Based on our assessment, we believe that, as of December 31, 2018, Anworth’s internal control over financial reporting is effective based on the criteria set forth in the 2013 COSO Framework.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Anworth Mortgage Asset Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Anworth Mortgage Asset Corporation and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and schedules, and our report, dated February 28, 2019, expressed an unqualified opinion.

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

/s/ RSM US LLP

Los Angeles, California

February 28, 2019

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers and Compensation” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2019.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officers and Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2019.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2019.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the SEC no later than April 30, 2019.

Item 14.     AUDIT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Audit Committee Report—Audit and Related Fees” in our definitive proxy statement to be filed with the SEC no later than April 30, 2019.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

(1)  The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10‑K:

•	Report of Independent Registered Public Accounting Firm, RSM US LLP;
•	Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017;
•	Consolidated Statements of Operations: For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016;
•	Consolidated Statements of Comprehensive Income: For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016;
•	Consolidated Statements of Stockholders’ Equity: For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016; and
•	Consolidated Statements of Cash Flows: For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016;
•	Notes to Consolidated Financial Statements.

(2)  Schedules to financial statements:

•	Schedule IV – Mortgage Loans on Real Estate

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

4.7	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

4.8	Junior Subordinated Indenture, dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

10.1*	2014 Equity Compensation Plan (incorporated by reference from our Registration Statement on Form S‑8 filed with the SEC on August 5, 2014)

10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.3*

2018 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S‑3, Registration No. 333‑223697, which became effective under the Securities Act of 1933, as amended, on March 26, 2018)

10.4

Purchase Agreement, dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

10.5

Second Amended and Restated Trust Agreement, dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10‑K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

Exhibit Number	Description
10.6*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 3, 2012)

10.7

Amended and Restated Administrative Services Agreement, dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on August 20, 2010)

10.8

Management Agreement, dated as of December 31, 2011 by and between Anworth and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on January 3, 2012)

10.9

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

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

DATED: February 28, 2019	ANWORTH MORTGAGE ASSET CORPORATION

/S/ JOSEPH E. MCADAMS
Joseph E. McAdams Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. MCADAMS	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2019
Joseph E. McAdams

/s/ CHARLES J. SIEGEL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019
Charles J. Siegel

/s/ LEE A. AULT, III	Director	February 28, 2019
Lee A. Ault, III

/s/ JOE E. DAVIS	Director	February 28, 2019
Joe E. Davis

/s/ ROBERT C. DAVIS	Director	February 28, 2019
Robert C. Davis

/s/ MARK S. MARON	Director	February 28, 2019
Mark S. Maron

/s/ JOSEPH LLOYD MCADAMS	Director	February 28, 2019
Joseph Lloyd McAdams

/s/ DOMINIQUE MIELLE	Director	February 28, 2019
Dominique Mielle

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Anworth Mortgage Asset Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements and schedules present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 28, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We have served as the Company’s auditor since 2008.

/s/ RSM US LLP

Los Angeles, California

February 28, 2019

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Agency MBS at fair value (including $3,433,252 and $4,073,852 pledged to counterparties at December 31, 2018 and December 31, 2017, respectively)	$3,548,719	$4,278,797
Non-Agency MBS at fair value (including $726,428 and $661,445 pledged to counterparties at December 31, 2018 and December 31, 2017, respectively)	795,203	760,825
Residential mortgage loans held-for-securitization	11,660	—
Residential mortgage loans held-for-investment through consolidated securitization trusts(1)	549,016	639,351
Residential real estate	13,782	14,143
Cash and cash equivalents	3,165	12,273
Reverse repurchase agreements	20,000	—
Restricted cash	30,296	11,157
Interest and dividends receivable	16,872	18,091
Derivative instruments at fair value	46,207	27,793
Prepaid expenses and other	2,986	3,111
Total Assets	$5,037,906	$5,765,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$24,828	$15,835
Repurchase agreements	3,811,627	4,365,695
Asset-backed securities issued by securitization trusts(1)	539,651	629,984
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	15,901	1,335
Dividends payable on preferred stock	2,297	2,272
Dividends payable on common stock	12,803	14,721
Payable for purchased loans	11,660	—
Accrued expenses and other	654	898
Total Liabilities	$4,456,801	$5,068,120
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $49,725, respectively); 2,010 and 1,989 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	48,944	48,420
Common Stock: par value $0.01 per share; authorized 200,000 shares, 98,483 and 98,137 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	985	981
Additional paid-in capital	981,964	980,243
Accumulated other comprehensive (loss) income consisting of unrealized gains and losses	(30,792)	17,020
Accumulated deficit	(485,988)	(415,235)
Total Stockholders’ Equity	$561,650	$677,966
Total Liabilities and Stockholders’ Equity	$5,037,906	$5,765,541

(1)

The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At December 31, 2018 and December 31, 2017, total assets of the consolidated VIEs were $551 million and $641 million (including accrued interest receivable of $1.8 million and $2.1 million), respectively (which is recorded above in the line item “Interest and dividends receivable”), and total liabilities were $541 million and $632 million (including accrued interest payable of $1.7 million and $2.0 million), respectively (which is recorded above in the line item “Accrued interest payable”). Please refer to Note 5, “Variable Interest Entities,” for further discussion.

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Interest and other income:
Interest-Agency MBS	$95,656	$76,657	$69,912
Interest-Non-Agency MBS	40,733	38,266	35,852
Interest-residential mortgage loans	23,463	27,720	34,637
Other interest income	120	105	51
	159,972	142,748	140,452
Interest expense:
Interest expense on repurchase agreements	90,511	53,954	36,505
Interest expense on asset-backed securities	22,800	26,939	32,480
Interest expense on junior subordinated notes	1,996	1,626	1,435
	115,307	82,519	70,420
Net interest income	44,665	60,229	70,032
Operating expenses:
Management fee to related party	(7,098)	(7,503)	(7,883)
Rental properties depreciation and expenses	(1,525)	(1,372)	(1,344)
General and administrative expenses	(4,880)	(4,430)	(4,992)
Total operating expenses	(13,503)	(13,305)	(14,219)
Other (loss) income:
Income-rental properties	1,761	1,710	1,688
Realized net gain (loss) on sales of available-for-sale MBS	(12,186)	(2,168)	(1,935)
Realized (loss) on sales of Agency MBS held as trading investments	(11,429)	—	—
Impairment charge on Non-Agency MBS	(2,869)	(2,399)	(1,548)
Unrealized (loss) gain on Agency MBS held as trading investments	(4,911)	2,793	(13,777)
Gain on sales of residential mortgage loans held-for-investment through consolidated securitization trusts	—	378	749
Gain on sale of residential properties	54	—	—
(Loss) gain on derivatives, net	(8,071)	7,132	(18,509)
Recovery on Non-Agency MBS	1	2	12
Total other (loss) income	(37,650)	7,448	(33,320)
Net (loss) income	$(6,488)	$54,372	$22,493
Dividends on preferred stock	(9,189)	(8,173)	(6,583)
Net (loss) income to common stockholders	$(15,677)	$46,199	$15,910
Basic (loss) earnings per common share	$(0.16)	$0.48	$0.17
Diluted (loss) earnings per common share	$(0.16)	$0.47	$0.17
Basic weighted average number of shares outstanding	98,314	96,764	96,408
Diluted weighted average number of shares outstanding	98,314	100,479	101,068

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(6,488)	$54,372	$22,493
Available-for-sale Agency MBS, fair value adjustment	(43,348)	(24,939)	(346)
Reclassification adjustment for loss on sales of Agency MBS included in net (loss) income	12,361	2,233	2,072
Available-for-sale Non-Agency MBS, fair value adjustment	(20,463)	28,730	(690)
Reclassification adjustment for gain on sales of Non-Agency MBS included in net (loss) income	(175)	(65)	(137)
Amortization of unrealized gains on interest rate swaps remaining in other comprehensive income	4,025	2,334	6,328
Reclassification adjustment for interest (income) expense on interest rate swaps included in net (loss) income	(212)	79	472
Other comprehensive (loss) income	(47,812)	8,372	7,699
Comprehensive (loss) income	$(54,300)	$62,744	$30,192

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share amounts)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2015	1,919	434	98,944	$46,537	$10,039	$991	$981,034	$23,143	$2,363	$(24,557)	$(361,323)	$678,227
Issuance of Series C Preferred Stock		52			1,282							1,282
Issuance of common stock			235			2	1,114					1,116
Redemption of common stock			(3,461)			(36)	(15,771)					(15,807)
Other comprehensive income, fair value adjustments and reclassifications								1,726	(827)	6,800		7,699
Net income											22,493	22,493
Amortization of restricted stock							337					337
Dividend declared - $2.156252 per Series A preferred share											(4,139)	(4,139)
Dividend declared - $1.5625 per Series B preferred share											(1,577)	(1,577)
Dividend declared - $1.768578 per Series C preferred share											(867)	(867)
Dividend declared - $0.60 per common share											(57,666)	(57,666)
Balance, December 31, 2016	1,919	486	95,718	$46,537	$11,321	$957	$966,714	$24,869	$1,536	$(17,757)	$(403,079)	$631,098
Issuance of Series C Preferred Stock		1,503			37,099							37,099
Issuance of common stock			642			6	3,943					3,949
Cancellation of common stock			(197)			(2)	2					—
Conversions of Series B Preferred Stock			1,974			20	9,503					9,523
Other comprehensive income, fair value adjustments and reclassifications								(22,706)	28,665	2,413		8,372
Net income											54,372	54,372
Amortization of restricted stock							81					81
Dividend declared - $2.156252 per Series A preferred share											(4,139)	(4,139)
Dividend declared - $1.5625 per Series B preferred share											(1,188)	(1,188)
Dividend declared - $1.768578 per Series C preferred share											(2,841)	(2,841)
Dividend declared - $0.60 per common share											(58,360)	(58,360)
Balance, December 31, 2017	1,919	1,989	98,137	$46,537	$48,420	$981	$980,243	$2,163	30,201	$(15,344)	$(415,235)	$677,966
Issuance of Series C Preferred Stock		21			524							524
Issuance of common stock			346			4	1,623					1,627
Other comprehensive income, fair value adjustments and reclassifications								(30,987)	(20,638)	3,813		(47,812)
Net loss											(6,488)	(6,488)
Amortization of restricted stock							98					98
Dividend declared - $2.156252 per Series A preferred share											(4,140)	(4,140)
Dividend declared - $1.5625 per Series B preferred share											(1,220)	(1,220)
Dividend declared - $1.768578 per Series C preferred share											(3,833)	(3,833)
Dividend declared - $0.56 per common share											(55,072)	(55,072)
Balance, December 31, 2018	1,919	2,010	98,483	$46,537	$48,944	$985	$981,964	$(28,824)	9,563	$(11,531)	$(485,988)	$561,650

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net (loss) income	$(6,488)	$54,372	$22,493
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premium on MBS	28,800	34,080	36,322
Amortization/accretion of market yield adjustments (Non-Agency MBS)	6,345	3,454	445
Accretion of discount (residential mortgage loans)	(112)	(150)	(395)
Depreciation on rental properties	473	465	452
Realized loss on sales of available-for-sale MBS	12,186	2,168	1,935
Realized loss on sales of Agency MBS held as trading investments	11,429	—	—
Unrealized loss (gain) on Agency MBS held as trading investments	4,911	(2,793)	13,777
Impairment charge on Non-Agency MBS	2,869	2,399	1,548
Impairment charge on residential mortgage loans held-for-investment through consolidated securitization trusts	18	—	—
(Gain) on sales of residential mortgage loans	—	(378)	(749)
Gain on sale of residential properties	(54)	—	—
Amortization of restricted stock	98	82	337
Recovery on Non-Agency MBS	(1)	(2)	(12)
Net settlements on interest rate swaps, net of amortization	7,851	(6,714)	(16,694)
Unrealized (gain) loss on interest rate swaps, net	(585)	(8,310)	27,250
Loss (gain) on derivatives, net of derivative income - TBA Agency MBS	8,656	1,440	(11,464)
Changes in assets and liabilities:
(Increase) in reverse repurchase agreements	(20,000)	—	—
(Increase) decrease in interest receivable	(983)	(1,394)	3,722
Decrease in prepaid expenses and other	387	415	23
Increase (decrease) in accrued interest payable	11,085	7,721	(639)
(Decrease) increase in accrued expenses	(548)	(787)	375
Net cash provided by operating activities	$66,337	$86,068	$78,726
Investing Activities:
MBS Portfolios:
Proceeds from sales	$787,260	$736,900	$418,995
Purchases	(1,146,699)	(2,393,106)	(564,160)
Principal payments	937,075	1,148,931	1,100,463
Residential mortgage loans held-for-investment through consolidated securitization trusts:
Proceeds from sales	—	6,806	38,369
Principal payments	114	134	672
Residential properties purchases	(241)	(346)	(351)
Proceeds from sales	203	—	—
Net cash provided by (used in) investing activities	$577,712	$(500,681)	$993,988
Financing Activities:
Borrowings from repurchase agreements	$23,720,955	$26,868,172	$26,712,207
Repayments on repurchase agreements	(24,275,023)	(26,413,492)	(27,716,720)
Net settlements of TBA Agency MBS Contracts	(15,956)	(13,259)	24,428
Settlements on terminated interest rate swaps	—	(27,350)	(16,055)
Proceeds from common stock issued (common stock repurchased), net	1,627	3,790	(14,691)
Proceeds on Series C Preferred Stock issued	525	42,312	1,282
Preferred Stock dividends paid	(9,169)	(7,555)	(6,558)
Common stock dividends paid	(56,977)	(57,996)	(58,170)
Net cash (used in) provided by financing activities	$(634,018)	$394,622	$(1,074,277)
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,031	(19,991)	(1,563)
Cash, cash equivalents, and restricted cash at beginning of period	23,430	43,421	44,984
Cash, cash equivalents, and restricted cash at end of period	$33,461	$23,430	$43,421
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$75,318	$58,003	$58,624
Common stock repurchased	$—	$—	$15,562

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

•

Residential mortgage loans. We acquire residential mortgage loans from independent loan originators with the intent of holding these loans until we have a sufficient quantity for securitization. These loans will be financed by warehouse lines of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

At December 31, 2018, we believe we met all REIT requirements regarding the asset tests, income tests, the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying audited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, cash flow projections for and credit performance of Non-Agency MBS and residential mortgage loans held-for-investment through consolidated securitization trusts, amortization of security premiums, accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity, or VIE, because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are nonrecourse financing for the residential mortgage loans held-for-investment through consolidated securitization trusts. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment through consolidated securitization trusts in its consolidated balance sheets. The ABS issued to unaffiliated third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment through consolidated securitization trusts and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See “Note 5 - Variable Interest Entities” for additional information regarding the impact of consolidation of securitization trusts.

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

Reverse Repurchase Agreements

We use securities purchased under agreements to resell, or reverse repurchase agreements, as a means of investing excess cash. Although legally structured as a purchase and subsequent resale, reverse repurchase agreements are treated as financing transactions under which the counterparty pledges securities (principally U.S. treasury securities) and accrued interest as collateral to secure a loan. The difference between the purchase price that we pay and the resale price that we receive represents interest paid to us and is included in “Other interest income” on our consolidated statements of operations. It is our policy to generally take possession of securities purchased under reverse repurchase agreements at the time such agreements are made.

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

Residential Mortgage Loans Held-for-Securitization

Residential mortgage loans held for securitization are held at our wholly-owned subsidiary, Anworth Mortgage Loans, Inc. (incorporated August 2017) with the intent to sponsor our own securitizations. Loans purchased with the intent to securitize are recorded on the trade date. Any fees associated with acquiring the loans held for securitization are deferred as well as any premium paid to acquire the loans. These are included in the loan balance and amortized using the effective interest yield method. Interest income is recorded as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. When a non-accrual loan has cured, meaning all delinquent principal and interest has been remitted by the borrower; the loan is placed back on accrual status. Alternatively, nonaccrual loans may be placed back on accrual status after the loan is considered re-performing, generally when the loan has been current for 6 months.

The residential mortgage loans held for securitization will be financed by a warehouse line of credit. The payment and performance of the obligations by Anworth Mortgage Loans under the warehouse line is guaranteed by Anworth Mortgage Asset Corporation. We may be required to remove a loan from a warehouse line of credit. We do not maintain a loan repurchase reserve, as any risk of loss due to loan repurchase would normally be covered by recourse to the companies from whom we acquired the loans. Debt issuances costs incurred in connection with this facility (such as legal costs) will be deducted from the debt’s carrying amount and amortized ratably to interest expense over the term of the debit.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowance for loan losses. We expect that we will be required to continue to consolidate the securitization trusts that hold the residential mortgage loans.

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

We recognize interest income from residential mortgage loans on an accrual basis. Any related premium or discount is amortized into interest income using the effective interest method over the estimated life of these loans. Coupon interest is recognized as revenue when earned and deemed collectable or until a loan becomes more than 90 days past due, at which point the loan is placed on non-accrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period the loan is placed in non-accrual status. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that are advanced from servicers after a loan becomes greater than 90 days past due are recorded as a liability due to the servicer. When a delinquent loan previously placed on non-accrual status has cured, meaning when all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternatively, non-accrual loans may be placed back on accrual status after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 6 months.

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

Accounting for Derivative and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Gain (loss) on derivatives” and specifically identified as either relating to interest rate swaps or TBA Agency MBS. For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815‑10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a “cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements). Hedge ineffectiveness, if any, is recorded in current period income. Fair value hedges protect against exposures to changes in the fair value of a recognized asset. ASC 815 requires companies to recognize in income, in the period that the changes in fair value occur, any gains or losses from any ineffectiveness in the hedging relationship.

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

For more details on the amounts and other qualitative information on all our derivative transactions, see Note 15. For more information on the fair value of our derivative instruments, see Note 9.

Credit Risk

At December 31, 2018, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We also own residential mortgage loans held-for-investment through consolidated securitization trusts. As the majority of these loans (the senior tranches of the securitization trusts) are collateral for the asset-backed securities issued by the trusts, our potential credit risk is on the subordinated tranches that we own, as these tranches would be the first ones to absorb any losses resulting from defaults by the borrowers on the underlying mortgage loans.

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

Credit Risk Related to Residential Mortgage Loans Held-for-Securitization

Our strategy of acquiring, accumulating, and securitizing residential mortgage loans involves credit risk. We bear the risk of loss on these loans while they are being financed on warehouse lines of credit. These loans are secured by real property. Credit losses on real estate loans can occur for many reasons, including poor origination practices; fraud; poor underwriting; poor servicing practices; weak economic conditions; changes in legal protections for lenders; increases in payments required to be made by the borrowers; declines in the value or real estate; natural disaster (such as fires or earthquake), severe weather (such as flooding, hurricanes, drought, and tornados) and other acts of God; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation (including lending disclosures and privacy); and personal events affecting borrowers, such as reduction in income, changes in employment status (such as job loss), divorce, or health problems. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated. In the event of a default on any of our loans, we would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2018 relative to any tax positions taken prior to January 1, 2018. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2018. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2013 and 2012, respectively.

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

Stock-Based Expense

In accordance with ASC 718‑10, any expense relating to share-based payment transactions is recognized in the audited consolidated financial statements. Restricted stock is expensed over the vesting period (see Note 14).

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

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and TBA Agency MBS margin calls. The following table represents the Company’s restricted cash balances at December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
	(in thousands)
Restricted cash - interest rate swap and TBA Agency MBS margin calls	$30,296	$11,157

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS at December 31, 2018 and December 31, 2017, which are carried at their fair value:

December 31, 2018

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS
	(in thousands)
Amortized cost	$1,457,552	$2,127,655	$3,585,207	$785,640	$4,370,847
Paydowns receivable(2)	7,831	—	7,831	—	7,831
Unrealized gains	4,169	10,827	14,996	20,753	35,749
Unrealized losses	(25,155)	(34,160)	(59,315)	(11,190)	(70,505)
Fair value	$1,444,397	$2,104,322	$3,548,719	$795,203	$4,343,922

				20-Year and
			15-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate(1)	Fixed-Rate	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$854,733	$689,694	$917,780	$1,123,000	$3,585,207	$785,640	$4,370,847
Paydowns receivable(2)	4,065	3,766	—	—	7,831	—	7,831
Unrealized gains	11,920	263	60	2,753	14,996	20,753	35,749
Unrealized losses	(1,250)	(15,786)	(25,389)	(16,890)	(59,315)	(11,190)	(70,505)
Fair value	$869,468	$677,937	$892,451	$1,108,863	$3,548,719	$795,203	$4,343,922

(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $496.7 million, an unrealized loss of $15.9 million, and a fair value of $480.8 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the year ended December 31, 2018, we received proceeds of approximately $781 million from the sales of Agency MBS and recognized gross realized losses on sales of approximately $24.2 million and gross realized gains of approximately $0.6 million. During the year ended December 31, 2017, we received proceeds of approximately $716 million from the sales of Agency MBS and recognized gross realized losses on sales of approximately $4.3 million and gross realized gains of approximately $2.1 million. During the year ended December 31, 2018, we had gross unrealized losses on trading investments of $4.9 million, compared to gross unrealized gains on trading investments of $2.8 million during the year ended December 31, 2017.

During the year ended December 31, 2018, we sold approximately $6 million of Non-Agency MBS and recognized gross gains of approximately $217 thousand and gross losses of approximately $42 thousand. During the year ended December 31, 2017, we sold approximately $21.3 million of Non-Agency MBS and recognized a gross gain of approximately $65 thousand.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the year ended December 31, 2018 and cumulatively at December 31, 2018 and December 31, 2017:

	Change During the
	Year Ended	At	At
	December 31,	December 31,	December 31,
	2018	2018	2017

Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$22,261	$820,608	$798,347
Contractual principal not expected to be collected (non-accretable yield)	(406)	(332,886)	(332,480)
Expected cash flows to be collected	21,855	487,722	465,867
Market yield adjustment	(9,961)	137,237	147,198
Unrealized gain, net	(18,097)	10,428	28,525
Fair value	(6,203)	635,387	641,590
Fair value of other Non-Agency MBS (without credit deterioration)	40,581	159,816	119,235
Total fair value of Non-Agency MBS	$34,378	$795,203	$760,825

The following table presents the change for the years ended December 31, 2018 and December 31, 2017 of the components of the Company’s purchase discount on its Non-Agency MBS between the amount designated as the market yield adjustments and the non-accretable difference:

	For the Year Ended December 31,
	2018		2017
	Market Yield	Non-	Market Yield	Non-
	Adjustment	Accretable	Adjustment	Accretable
	(in thousands)
Balance at beginning of period	$147,198	$(332,480)	$83,577	$(223,291)
Accretion of discount	(6,633)	(100)	(6,508)	10
Purchases	(777)	(23,419)	71,487	(131,361)
Realized credit losses, net of recoveries	—	22,018	—	23,203
Sales	1,413	—	—	—
Impairment charge	—	(2,869)	—	(2,399)
Transfer	(3,964)	3,964
Other	—	—	(1,358)	1,358
Balance at end of period	$137,237	$(332,886)	$147,198	$(332,480)

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017, aggregated by investment category and length of time:

December 31, 2018

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	47	$859,060	$(6,484)	166	$1,301,348	$(36,937)	213	$2,160,408	$(43,421)
Non-Agency MBS	56	$329,108	$(5,886)	12	$72,514	$(5,304)	68	$401,622	$(11,190)

December 31, 2017

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	73	$1,171,947	$(7,770)	192	$884,897	$(17,598)	265	$2,056,844	$(25,368)
Non-Agency MBS	9	$63,568	$(774)	14	$85,569	$(2,380)	23	$149,137	$(3,154)

We do not consider those available-for-sale Agency MBS, or AFS MBS, that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in AFS MBS were caused by fluctuations in interest rates. We purchased the AFS MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At December 31, 2018, we did not expect to sell the AFS MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the AFS MBS is attributable to changes in interest rates and not the credit quality of the AFS MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2018. At December 31, 2018, there was an aggregate of approximately $15.9 million in unrealized losses on Trading Agency MBS that was not included in the table above, as those losses are recognized on our statements of operations.

The unrealized losses on our investments in Non-Agency MBS were caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. During the year ended December 31, 2018, there were several bonds that were impaired for a total of approximately $2.9 million, as the cash flow projections were less favorable than previously forecasted. On the remainder of the Non-Agency MBS, at December 31, 2018, we did not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2018.

NOTE 4. RESIDENTIAL MORTGAGE LOANS HELD-FOR-SECURITIZATION

At December 31, 2018, we owned approximately $11.7 million of loans. We did not own any loans held-for-securitization at December 31, 2017, as we acquired our first loans under this new operational activity during the fourth quarter of 2018.

The following table details the carrying value for residential mortgage loans held-for-securitization at December 31, 2018:

December 31,
2018
(in thousands)
Principal balance	$11,281
Unamortized premium, net of discount	379
Allowance for loan losses	—
Carrying value	$11,660

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-securitization at December 31, 2018:

Year Ended
December 31,
2018
(in thousands)
Balance at beginning of period	$—
Loan acquisitions	11,660
Deductions during period:
Collections of principal	—
Amortization of premium	—
Charge-offs, net	—
Balance at end of period	$11,660

The following table details various portfolio characteristics of the residential mortgage loans held-for-securitization at December 31, 2018:

December 31,
2018
(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	22
Current principal balance	$11,281
Average loan balance	$513
Net weighted average coupon rate	5.95%
Weighted average maturity (years)	29.4
Weighted average FICO score	722
Current Performance:
Current	$11,281
30 days delinquent	—
60 days delinquent	—
90+ days delinquent	—
Bankruptcy/foreclosure	—
Total	$11,281

At December 31, 2018, the Company had secured a warehouse line facility of $100 million but had not yet taken down any portion of the line for funding of loans (see “Note 20 – Subsequent Events” for more information).

The following table summarizes the geographic concentrations of residential mortgage loans held-for-securitization at December 31, 2018 based on principal balance outstanding:

December 31,
State	2018
California	49%
Florida	43
Texas	5
Other states (none greater than 5%)	3
Total	100%

NOTE 5. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
	(in thousands)
Residential mortgage loans held-for-investment through consolidated securitization trusts	$549,016	$639,351
Accrued interest receivable	1,792	2,093
Total assets	$550,808	$641,444

Accrued interest payable	$1,746	$2,047
Asset-backed securities issued by securitization trusts	539,651	629,984
Total liabilities	$541,397	$632,031

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the year ended December 31, 2018.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. During the year ended December 31, 2018, we did not sell any of our investment in these trusts. During the year ended December 31, 2017, we sold our investment in the B4 tranche on two of these trusts and realized a gross gain of approximately $378 thousand.

The following table details the carrying value for residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
	(in thousands)
Principal balance	$545,881	$634,219
Unamortized premium, net of discount	3,321	5,335
Allowance for loan losses	(186)	(203)
Carrying value	$549,016	$639,351

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2018 and December 31, 2017:

	Year Ended
	December 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$639,351	$744,462
Deductions during period:
Collections of principal	(88,338)	(102,569)
Amortization of premium	(2,014)	(2,542)
Charge-offs, net	17	—
Balance at end of period	$549,016	$639,351

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	829	931
Current principal balance	$545,881	$634,219
Average loan balance	$658	$681
Net weighted average coupon rate	3.85%	3.86%
Weighted average maturity (years)	25.3	26.3
Weighted average FICO score	761	762
Current Performance:
Current	$543,328	$629,901
30 days delinquent	—	2,918
60 days delinquent	896	—
90+ days delinquent	1,066	1,400
Bankruptcy/foreclosure	591	—
Total	$545,881	$634,219

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2018 and December 31, 2017 based on principal balance outstanding:

	December 31,	December 31,
State	2018	2017
California	43.3%	43.8%
Florida	6.6	6.3
Other states (none greater than 5%)	50.1	49.9
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$203	$203
Provision for loan losses	—	—
Charge-offs, net	(17)	—
Balance at end of period	$186	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $539.7 million at December 31, 2018 and $630.0 million at December 31, 2017. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 6. RESIDENTIAL PROPERTIES

At December 31, 2018, we owned 86 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.8 million. At December 31, 2017, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.1 million. The income from these properties is included in our statements of operations as “Income on rental properties.” The expenses on these properties are included in our statements of operations in “Rental properties depreciation and expenses.” During the year ended December 31, 2018, we sold two properties and realized a gain of approximately $54 thousand.

NOTE 7. SHORT-TERM DEBT

We have entered into repurchase agreements and warehouse lines of credit with large financial institutions. The repurchase agreements that we use to finance most of our MBS are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR. Warehouse lines of credit are short-term borrowings (generally less than 1-year) that are used to finance the residential mortgage loans that are held-for-securitization. At December 31, 2018, no borrowing had occurred against the warehouse line of credit (see “Note 20 – Subsequent Events” for more information).

Repurchase Agreements

At December 31, 2018 and December 31, 2017, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

December 31, 2018

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,510,000	2.46	576,627	3.55	2,086,627	2.76
30 days to 90 days	1,725,000	2.57	—	—	1,725,000	2.57
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,235,000	2.52%	$576,627	3.55%	$3,811,627	2.67%
Weighted average maturity	35 days		13 days		32 days
Weighted average interest rate after adjusting for interest rate swaps					2.23%
Weighted average maturity after adjusting for interest rate swaps					1,217 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,433,252		$726,428		$4,159,680

December 31, 2017

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	2,015,000	1.46	520,695	2.87	2,535,695	1.75
30 days to 90 days	1,830,000	1.48	—	—	1,830,000	1.48
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,845,000	1.47%	$520,695	2.87%	$4,365,695	1.64%
Weighted average maturity	33 days		14 days		31 days
Weighted average interest rate after adjusting for interest rate swaps					1.77%
Weighted average maturity after adjusting for interest rate swaps					674 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,073,852		$661,445		$4,735,297

For additional information about repurchase agreements, see the section in Note 1 entitled “Repurchase Agreements.”

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 9, and 15 for more information on the Company’s interest rate swaps and other derivative instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2018	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$46,207	$—	$46,207	$(46,207)	$—	$—
Total	$46,207	$—	$46,207	$(46,207)	$—	$—
Repurchase agreements(3)	$3,811,627	$—	$3,811,627	$(3,811,627)	$—	$—
Derivative liabilities at fair value(2)	15,901	—	15,901	(15,901)	—	—
Total	$3,827,528	$—	$3,827,528	$(3,827,528)	$—	$—

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2017	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
Derivative assets at fair value(2)	$27,793	$—	$27,793	$(27,793)	$—	$—
Total	$27,793	$—	$27,793	$(27,793)	$—	$—
Repurchase agreements(3)	$4,365,695	$—	$4,365,695	$(4,365,695)	$—	$—
Derivative liabilities at fair value(2)	1,335	—	1,335	(1,335)	—	—
Total	$4,367,030	$—	$4,367,030	$(4,367,030)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.

(2)

At December 31, 2018, we had paid approximately $30.3 million on swap and TBA Agency MBS margin calls (included in “restricted cash”). Our swap derivatives were approximately $40.2 million in derivative assets and approximately $15.9 million in derivative liabilities at December 31, 2018. At December 31, 2017, we had pledged approximately $62 thousand in Agency MBS as collateral and paid another approximately $11.2 million on swap margin calls (included in “restricted cash”) on our swap derivatives, which were approximately $27.8 million in derivative assets and approximately $51 thousand in derivative liabilities at December 31, 2017.

(3)

At December 31, 2018, we had pledged approximately $3.43 billion in Agency MBS and approximately $726.4 million of Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2017, we had pledged approximately $4.07 billion in Agency MBS and approximately $661.4 million of Non-Agency MBS as collateral on our repurchase agreements.

NOTE 8. JUNIOR SUBORDINATED NOTES

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

NOTE 9. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange, or the CME, and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. For all non-centrally cleared interest rate swaps, we obtain the pricing from independent dealers who are large financial institutions and are market makers for these types of instruments. These market participants use pricing models that incorporate the LIBOR interest swap rate curve and the overnight index swap rate. To validate the prices for all interest rate swaps, we compare to other sources such as Bloomberg. At December 31, 2018, we did not have any non-centrally cleared swaps.

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources.

At December 31, 2018 and December 31, 2017, fair value measurements on a recurring basis were as follows:

December 31, 2018

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$3,548,719	$—	$3,548,719
Non-Agency MBS(1)	$—	$795,203	$—	$795,203
Derivative instruments(2)	$—	$46,207	$—	$46,207
Liabilities:
Derivative instruments(2)	$—	$15,901	$—	$15,901

December 31, 2017

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$4,278,797	$—	$4,278,797
Non-Agency MBS(1)	$—	$760,825	$—	$760,825
Derivative instruments(2)	$—	$27,793	$—	$27,793
Liabilities:
Derivative instruments(2)	$—	$1,335	$—	$1,335

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Notes 1 and 15.

At December 31, 2018 and December 31, 2017, cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and reverse repurchase agreements, and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2018 and December 31, 2017, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment through consolidated securitization trusts	$549,016	$538,362	$639,351	$641,126
Residential mortgage loans held-for-securitization	$11,660	$11,660	$—	$—
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$539,651	$528,045	$629,984	$630,562

The residential mortgage loans held-for-investment through consolidated securitization trusts or held-for-securitization are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. Asset-backed securities issued by securitization trusts are carried at principal balances net of unamortized premiums or discounts. Warehouse lines of credit are carried at principal balances net of unamortized debt issuance costs. For both of these items, fair values are obtained by an independent broker and are considered Level 2 in the fair value hierarchy.

NOTE 10. INCOME TAXES

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

Income tax expense (benefit) for the years ended December 31, 2018, 2017, and 2016 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2018 and December 31, 2017, there were no significant deferred tax assets and deferred tax liabilities.

The tables below present tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2018:

8.625% Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

			2018
			Total		2018
			Distribution	2018	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2019
10/26/17	12/29/17	01/16/18	0.329947	$0.329947	$—	$—	$—
02/28/18	03/30/18	04/16/18	0.539063	0.539063	—	—	—
05/07/18	06/29/18	07/16/18	0.539063	0.539063	—	—	—
08/06/18	09/28/18	10/15/18	0.539063	0.539063	—	—	—
11/06/18	12/31/18	01/15/19	0.539063	—	—	—	0.539063
		Total	$2.486199	$1.947136	$—	$—	$0.539063

6.25% Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

			2018
			Total		2018
			Distribution	2018	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share(1)	Income	Capital	Gains	to 2019
10/26/17	12/29/17	01/16/18	$0.250266	$0.250266	$—	$—	$—
02/28/18	03/30/18	04/16/18	0.397896	0.397896	—	—	—
05/07/18	06/29/18	07/16/18	0.402431	0.402431	—	—	—
08/06/18	09/28/18	10/15/18	0.396841	0.396841	—	—	—
11/06/18	12/31/18	01/15/19	0.390625	—	—	—	0.390625
		Total	$1.838059	$1.447434	$—	$—	$0.390625

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

7.625% Series C Cumulative Redeemable Preferred Stock (CUSIP 03747 40 8)

			2018
			Total		2018
			Distribution	2018	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2019
10/26/17	12/29/17	01/16/18	$0.291692	$0.291692	$—	$—	$—
02/28/18	03/30/18	04/16/18	0.476563	0.476563	—	—	—
05/07/18	06/29/18	07/16/18	0.476563	0.476563	—	—	—
08/06/18	09/28/18	10/15/18	0.476563	0.476563	—	—	—
11/06/18	12/31/18	01/15/19	0.476563	—	—	—	0.476563
		Total	$2.197944	$1.721381	$—	$—	$0.476563

Common Stock (CUSIP 03747 10 1)

			2018
			Total		2018
			Distribution	2018	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2019
12/15/17	12/29/17	01/29/18	$0.150000	$0.070423	$0.079577	$—	$—
03/15/18	03/30/18	04/30/18	0.150000	0.070423	0.079577	—	—
06/15/18	06/29/18	07/30/18	0.140000	0.065729	0.074271	—	—
09/14/18	09/28/18	10/29/18	0.140000	0.065729	0.074271	—	—
12/14/18	12/31/18	01/29/19	0.130000	—	—	—	0.130000
		Total	$0.710000	$0.272304	$0.307696	$—	$0.130000

NOTE 11. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. At December 31, 2018, the conversion rate was 5.0000. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the year ended December 31, 2018, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock and Series C Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock and Series C Preferred Stock voting together as a single class. Through December 31, 2018, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the year ended December 31, 2018, there were no transactions to convert shares of our Series B Preferred Stock.

NOTE 12. PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2018, our authorized capital included 200,000,000 shares of common stock, of which 98,483,048 shares were issued and outstanding.

At December 31, 2018, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share) and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At December 31, 2018, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the year ended December 31, 2018, we sold 21,295 shares of Series C Preferred Stock under the FBR Sales Agreement and realized net proceeds of approximately $525 thousand. At December 31, 2018, there was approximately $152.7 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the year ended December 31, 2018, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 15, 2018, we filed a shelf registration statement on Form S‑3 with the SEC, which was declared effective on March 26, 2018, registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan. During the year ended December 31, 2018, we issued an aggregate of 72,937 shares of our common stock at a weighted average price of $4.91 per share under the 2015 DRP Plan, resulting in net proceeds to us of approximately $357 thousand, and we issued an aggregate of 272,923 shares of our common stock at a weighted average price of $4.63 per share under the 2018 DRP Plan, resulting in net proceeds to us of approximately $1.26 million.

On April 1, 2016, we filed a shelf registration statement on Form S‑3 with the SEC, offering up to $534,442,660 maximum offering price of our capital stock. The registration statement was declared effective on April 13, 2016. At December 31, 2018, approximately $490.2 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan. During the year ended December 31, 2018, we issued an aggregate of 10,000 restricted stock units (or phantom shares) under the 2014 Equity Plan.

NOTE 13. TRANSACTIONS WITH AFFILIATES

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

As of December, 31, 2018, Mr. Lloyd McAdams, a director and our former Chairman of the Board, beneficially owns 47.4% of the outstanding membership interests of our Manager; Mr. Joseph E. McAdams, our Chairman, Chief Executive Officer and President, and the Chief Investment Officer of our Manager, beneficially owns 47.4% of the outstanding membership interests of our Manager; and Ms. Heather U. Baines, an Executive Vice President of our Manager, beneficially owns 5.2% of the outstanding membership interests of our Manager.

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

Certain of our former officers were previously granted restricted stock and other equity awards (see Note 14), including dividend equivalent rights, in connection with their service to us, and certain of our former officers had agreements under which they would receive payments if the Company is subject to a change in control (discussed later in this Note 13). In connection with the Externalization, certain of the agreements under which our officers were granted equity awards and would be paid payments in the event of a change in control were modified so that such agreements will continue with respect to our former officers and employees after they became officers and employees of our Manager. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity awards under equity compensation plans in effect now or in the future.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $69.42 per square foot. The base monthly rental for us is $42,231.54, which will be increased by 3% per annum on July 1, 2019. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the years ended

December 31, 2018, 2017, and 2016, we expensed $557 thousand, $528 thousand, and $511 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At December 31, 2018, the future minimum lease commitment is as follows:

					Total
Year	2019	2020	2021	2022	Commitment

Commitment	$514,374	$529,800	$545,697	$276,882	$1,866,753

Under our administrative services agreement with PIA, it provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 2.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days’ prior written notice for any reason and immediately if there is a material breach by PIA. During the years ended December 31, 2018, 2017, and 2016, we paid fees of $181 thousand, $154 thousand, and $153 thousand, respectively, to PIA in connection with this agreement.

NOTE 14. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S‑8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreases the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant DERs or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the year ended December 31, 2018, we issued to our independent directors an aggregate of 10,000 restricted stock units (or phantom shares) with associated grants of 10,000 DERs in the aggregate under the 2014 Equity Plan. These restricted stock units (or phantom shares) do not vest until our independent directors terminate their service on our Board.

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. The amount expensed on these grants during 2018 was approximately $82 thousand. The unrecognized stock compensation expense at December 31, 2018 was approximately $60 thousand.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the year ended December 31, 2018, the amount expensed on these grants was approximately $16 thousand. The unrecognized stock expense on these grants at December 31, 2018 was approximately $152 thousand.

Certain of our former officers have previously been granted restricted stock and other equity incentive awards, including dividend equivalent rights, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our former officers have been granted equity awards were modified so that such agreements will continue with respect to our former officers after they became officers and employees of our Manager. As a result, these awards and any future grants will be accounted for as non-employee awards. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective as of December 31, 2011, the DERs previously granted to all of our officers were terminated under the 2007 Dividend Equivalent Rights Plan and were reissued under the 2004 Equity Plan with the same amounts, terms and conditions. The 2004 Equity Plan was subsequently replaced by the 2014 Equity Plan.

There have been no stock option transactions that are outstanding under the 2014 Equity Plan during 2018, 2017, and 2016.

The following table summarizes information about restricted stock units transactions during the year ended December 31, 2018:

						Weighted
	Unvested				Unvested	Average
Grant	Units at	Restricted	Units		Units at	Remaining
Date Fair	December 31,	Units	Vested in	Units	December 31,	Contractual
Value	2017	Granted	2018	Forfeited	2018	Life (Years)
$4.96	154,552	—	—	—	154,552	1
$5.66	162,613	—	—	—	162,613	10
	325,165	—	—	—	325,165

The fair value of the aforementioned stock-based award was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2016	2017
	Grant	Grant
Assumptions:
Dividend yield	13.1%	13.1%
Expected volatility	27.7%	27.7%
Risk-free interest rate	3.8%	3.8%
Expected lives	3 years	10 years

We recognize the expense related to restricted stock units over a vesting period ranging from three to ten years. During the years ended December 31, 2018, 2017, and 2016, we expensed approximately $98 thousand, $82 thousand, and $337 thousand, respectively, related to the restricted stock units grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs is ten years from the date of grant. On December 14, 2018, our Board approved a grant of 21,778 DERs to replace an equal amount of DERs that were scheduled to expire in December 2018, which were issued under the 2014 Equity Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. At December 31, 2018, there were 773,311 DERs issued and outstanding to directors and officers of our Company and employees of our Manager. During the years ended December 31, 2018, 2017, and 2016, we paid or accrued $392 thousand, $430 thousand and $406 thousand, respectively, related to DERs granted.

NOTE 15. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of December 31, 2018 and December 31, 2017:

		December 31,	December 31,
Derivative Instruments	Balance Sheet Location	2018	2017
		(in thousands)
Interest rate swaps	Derivative Assets	$40,192	$27,793
TBA Agency MBS	Derivative Assets	6,015	—
		$46,207	$27,793
Interest rate swaps	Derivative Liabilities	$15,901	$51
TBA Agency MBS	Derivative Liabilities	—	1,284
		$15,901	$1,335

Interest Rate Swap Agreements

At December 31, 2018, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $3.306 billion and a weighted average maturity of approximately 47 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.2870% to 3.2205%) and receive a payment that varies with the three-month LIBOR rate. During the year ended December 31, 2018, seven swap agreements with an aggregate notional amount of $410 million matured, and we entered into 27 new swap agreements with an aggregate notional amount of $1.035 billion and terms of up to ten years.

At December 31, 2018, the amount in AOCI relating to interest rate swaps was approximately $11.5 million. The estimated net amount of the existing losses that were reported in AOCI at December 31, 2018 that is expected to be reclassified into earnings within the next twelve months is approximately $3.9 million.

At December 31, 2018 and December 31, 2017, our interest rate swaps had the following notional amounts, weighted average fixed rates, and remaining terms:

	December 31, 2018			December 31, 2017
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$725,000	1.60%	7	$410,000	0.96%	4
1 year to 2 years	591,000	1.70	19	725,000	1.60	19
2 years to 3 years	400,000	1.96	30	516,000	1.62	33
3 years to 4 years	220,000	1.92	43	350,000	1.90	43
4 years to 5 years	205,000	2.27	57	220,000	1.92	56
5 years to 7 years	475,000	2.41	73	260,000	1.98	74
7 years to 10 years	690,000	2.83	104	200,000	2.08	101
	$3,306,000	2.10%	47	$2,681,000	1.65%	37

Swap Agreements by Counterparty

	December 31,	December 31,
	2018	2017
	(in thousands)
Central clearing houses(1)	$3,306,000	$2,421,000
JPMorgan Securities	—	50,000
Deutsche Bank Securities	—	75,000
RBS Greenwich Capital	—	115,000
Bank of New York	—	20,000
	$3,306,000	$2,681,000

(1)

For all swap agreements entered into after September 9, 2013, the counterparty will be central clearing houses, such as the Chicago Mercantile Exchange or LCH, regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Risk Management” in Note 1 for additional details.

Eurodollar Futures Contracts

Each Eurodollar Futures Contract embodied $1 million of notional value and was effective for a term of approximately three months. We did not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value were recognized in earnings in the period in which the changes occurred. We did not have any gain or loss on these contracts during 2018, and in 2017, we recognized a gain of approximately $262 thousand.

At December 31, 2018 and December 31, 2017, we did not have any Eurodollar Futures Contracts outstanding.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the year ended December 31, 2018, we recognized a loss on derivatives-TBA Agency MBS, net of derivative income, of approximately $8.7 million. During the year ended December 31, 2017, we recognized a loss on derivatives-TBA Agency MBS, net of derivative income, of approximately $1.4 million. The types of securities involved in these TBA contracts are Fannie Mae 15-year and 30-year fixed-rate securities with coupons generally ranging from 3.0% to 4.5%. At December 31, 2018, the notional amount of the TBA Agency MBS was $900 million. At December 31, 2017, the notional amount of the TBA Agency MBS was $750 million.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our derivative instruments, see Note 9.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment — We sublease office space and use administrative services from PIA, as more fully described in Note 13.

NOTE 17. OTHER EXPENSES

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Legal and professional fees	$619	$627	$660
Printing and stockholder communications	156	145	188
Directors and Officers insurance	350	410	498
DERs expense	392	430	406
Amortization of restricted stock	98	82	337
Software implementation and maintenance(1)	381	417	827
Administrative service fees	181	154	153
Rent	557	528	511
Stock exchange and filing fees	180	156	157
Custodian and clearing fees(2)	857	236	232
Sarbanes-Oxley consulting fees	113	136	128
Commissions - Eurodollar Futures Contracts	—	—	44
Board of directors fees and expenses	329	330	311
Securities data services	528	541	401
Recovery on Lehman receivable	(14)	(19)	(58)
Other	153	257	197
Total of other expenses	$4,880	$4,430	$4,992

(1)	The increase during 2016 was primarily related to the increase in license acquisition and implementation of, and conversion to, a new portfolio accounting system.
(2)

The increase during 2018 was primarily related to the increase in fees charged due to the increase in interest rate swaps outstanding and to greater interest charges paid on derivative counterparty margins.

NOTE 18. EARNINGS PER SHARE

The computation of EPS for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Net (Loss) Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the year ended December 31, 2018
Basic EPS	$(15,677)	98,314	$(0.16)
Effect of dilutive securities	—	—	—
Diluted EPS	$(15,677)	98,314	$(0.16)
For the year ended December 31, 2017
Basic EPS	$46,199	96,764	$0.48
Effect of dilutive securities	1,188	3,715	(0.01)
Diluted EPS	$47,387	100,479	$0.47
For the year ended December 31, 2016
Basic EPS	$15,910	96,408	$0.17
Effect of dilutive securities	1,577	4,660	—
Diluted EPS	$17,487	101,068	$0.17

For the years ended December 31, 2018, 2017, and 2016, there were no options outstanding to purchase shares of our common stock.

NOTE 19. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2018 and December 31, 2017. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Dilutive EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2018 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest and other income:
Interest-Agency MBS	$24,044	$24,814	$23,578	$23,208
Interest-Non-Agency MBS	10,021	9,902	10,377	10,445
Interest-residential mortgage loans	6,238	5,955	5,750	5,519
Other interest income	28	44	20	29
	40,331	40,715	39,725	39,201
Interest expense:
Interest expense on repurchase agreements	19,093	22,028	24,027	25,362
Interest expense on asset-backed securities	6,070	5,797	5,581	5,351
Interest expense on junior subordinated notes	447	504	519	526
	25,610	28,329	30,127	31,239
Net interest income	14,721	12,386	9,598	7,962
Total operating expenses	(3,233)	(3,395)	(3,199)	(3,675)
Other (loss) income:
Income-rental properties	451	445	436	428
Realized (loss) gain on sale of available-for-sale MBS	(11,987)	—	799	(999)
Realized loss on sale of Agency MBS held as trading investments	(7,327)	—	(231)	(3,871)
Impairment charge on Non-Agency MBS	—	(1,757)	(141)	(971)
Unrealized (loss) gain on Agency MBS held as trading investments	(8,890)	(2,677)	(3,017)	9,674
Gain on sales of residential properties	—	—	30	23
Gain (loss) on derivatives, net	13,412	9,930	13,090	(44,504)
Recovery on Non-Agency MBS	—	1	—	—
Total other (loss) income	(14,341)	5,942	10,966	(40,220)
Net (loss) income	$(2,853)	$14,933	$17,365	$(35,933)
Dividends on preferred stock	(2,297)	(2,297)	(2,297)	(2,297)
Net (loss) income to common stockholders	$(5,150)	$12,636	$15,068	$(38,230)
Basic (loss) earnings per common share	$(0.05)	$0.13	$0.15	$(0.39)
Diluted (loss) earnings per common share	$(0.05)	$0.13	$0.15	$(0.39)
Basic weighted average number of shares outstanding	98,185	98,271	98,353	98,444
Diluted weighted average number of shares outstanding	98,185	102,205	102,331	98,444

For the year ended December 31, 2017 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest and other income:
Interest-Agency MBS	$17,103	$15,771	$19,892	$23,891
Interest-Non-Agency MBS	9,568	9,738	9,352	9,607
Interest-residential mortgage loans	7,351	7,060	6,795	6,515
Other interest income	26	31	25	22
	34,048	32,600	36,064	40,035
Interest expense:
Interest expense on repurchase agreements	10,411	11,421	15,242	16,881
Interest expense on asset-backed securities	7,075	6,892	6,626	6,346
Interest expense on junior subordinated notes	384	401	417	423
	17,870	18,714	22,285	23,650
Net interest income	16,178	13,886	13,779	16,385
Total operating expenses	(3,305)	(3,191)	(3,374)	(3,436)
Other income (loss):
Income-rental properties	449	451	397	413
(Loss) gain on sale of MBS	(68)	176	(2,276)	—
Unrealized gain (loss) on Agency MBS held as trading investments	(732)	(905)	(762)	—
Gain on sales of residential mortgage loans held-for-investment through consolidated securitization trusts	122	4,101	5,849	(7,279)
Gain (loss) on derivatives, net	378	—	—	—
Gain (loss) on derivatives-Eurodollar Futures Contracts	2,378	(4,422)	(945)	10,121
Recovery on Non-Agency MBS	1	1	1	(1)
Total other income (loss)	2,528	(598)	2,264	3,254
Net income	$15,401	$10,097	$12,669	$16,203
Dividends on preferred stock	(1,755)	(2,025)	(2,115)	(2,277)
Net income to common stockholders	$13,646	$8,072	$10,554	$13,926
Basic earnings per common share	$0.14	$0.08	$0.11	$0.14
Diluted earnings per common share	$0.14	$0.08	$0.11	$0.14
Basic weighted average number of shares outstanding	95,705	95,696	97,547	98,074
Diluted weighted average number of shares outstanding	100,544	100,590	100,702	101,909

NOTE 20. SUBSEQUENT EVENTS

On January 2, 2019, the conversion rate of our Series B Preferred Stock increased from 5.1740 to 5.2588 shares of our common stock based upon the common stock dividend of $0.13 per share that was declared on December 14, 2018.

On January 18, 2019, we settled in the amount of $11.7 million on the loans we acquired in the fourth quarter of 2018. Approximately $10.1 million was taken down on the credit line facility to fund this transaction.

On February 12, 2019, we acquired an aggregate of approximately $90 million of Non-QM residential mortgage loans that are scheduled to close on March 15, 2019.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2018

(dollar amounts in thousands)

								Principal
								Amount
								Subject to
			Final	Periodic				Delinquent
	Number	Interest	Maturity	Payment	Prior	Face	Carrying	Principal or
Asset Type/Description	of Loans	Rate(1)	Date(2)	Terms(3)	Liens	Amount	Amount	Interest(4)
Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts
By Product Type:
30-year fixed-rate loans	739	4.19%	2045	P&I	—	$490,030	$490,030	$1,657
20-year fixed-rate loans	1	4.25	2045	P&I	—	766	766	—
15-year fixed-rate loans	60	3.39	2045	P&I	—	33,968	33,968	—
5- to 10-year hybrid ARMs	29	3.44	2045	P&I	—	21,117	21,117	—
Unamortized premium, net of discount						3,321	3,321
Allowance for loan losses						(186)	(186)
	829	4.11%				$549,016	$549,016	$1,657
By Original Balance Stratification:
$100,000 - $300,000	8	4.22%	2045	P&I	—	$1,799	$1,799	$—
$300,001 - $500,000	201	4.11	2045	P&I	—	88,460	88,460	454
$500,001 - $700,000	349	4.12	2045	P&I	—	208,935	208,935	1,203
$700,001 - $900,000	174	4.11	2045	P&I	—	136,531	136,531	—
> $900,000	97	4.07	2045	P&I	—	110,156	110,156	—
Unamortized premium, net of discount						3,321	3,321	—
Allowance for loan losses						(186)	(186)	—
	829	4.11%				$549,016	$549,016	$1,657

(1)	This represents the weighted average gross coupon rate.
(2)	Represents the Final Maturity Date of the securitization trusts.
(3)	Principal and interest (“P&I”) is generally payable at level amounts over life to maturity.
(4)	Does not include any amounts that are delinquent less than 90 days.

NOTE TO SCHEDULE IV – RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

Year Ended
December 31,
2018
(in thousands)
Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts
Balance at beginning of period	$639,351
Additions during period:
New loans	—
Premium on new loans	—
Deductions during period:
Collections of principal	(88,338)
Amortization of premium	(2,014)
Provision for loan losses	17
Balance at end of period	$549,016

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2018

(dollar amounts in thousands)

									Principal
									Amount
									Subject to
			Final	Periodic					Delinquent
	Number	Interest	Maturity	Payment	Prior	Face	Carrying		Principal or
Asset Type/Description	of Loans	Rate(1)	Date(2)	Terms(3)	Liens	Amount	Amount		Interest(4)
Residential Mortgage Loans Held-for-Securitization
By Product Type:
30-year fixed-rate loans	—	—%	—	P&I	—	$—	$—		$—
20-year fixed-rate loans	—	—	—	P&I	—	—	—		—
15-year fixed-rate loans	—	—	—	P&I	—	—	—		—
5-year to 10-year hybrid ARMs	22	5.95	2048	P&I	—	11,243	11,622		—
Accrued interest						38	38
	22	5.95%				$11,281	$11,660		$—
By Original Balance Stratification:
$50,000 - $100,000	2	6.33%	2048	P&I	—	$163	$168	$
$100,000 - $300,000	8	6.10	2048	P&I	—	1,503	1,554		—
$300,001 - $500,000	3	5.91	2048	P&I	—	1,186	1,226		—
$500,001 - $700,000	2	6.21	2048	P&I	—	1,281	1,324		—
$700,001 - $900,000	2	5.88	2048	P&I	—	1,466	1,515		—
> $900,000	5	5.86	2048	P&I	—	5,644	5,835		—
Accrued interest						38	38		—
	22	5.95%				$11,281	$11,660		$—

(1)	This represents the weighted average gross coupon rate.
(2)	Represents the Final Maturity Date of the loans.
(3)	Principal and interest (“P&I”) is generally payable at level amounts over life to maturity.
(4)	Does not include any amounts that are delinquent less than 90 days.

NOTE TO SCHEDULE IV – RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31,
2018
(in thousands)
Residential Mortgage Loans Held-for-Securitization
Balance at beginning of period	$—
Additions during period:
New loans	11,281
Premium on new loans	379
Deductions during period:
Collections of principal	—
Amortization of premium	—
Provision for loan losses	—
Balance at end of period	$11,660

[THIS PAGE INTENTIONALLY LEFT BLANK]