Form 10-Q
period 2019-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2019-05-07
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	ANH	New York Stock Exchange
Series A Cumulative Preferred Stock, $0.01 Par Value	ANHPRA	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, $0.01 Par Value	ANHPRB	New York Stock Exchange
Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value	ANHPRC	New York Stock Exchange

As of May 6, 2019, the registrant had 98,645,229 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
		(audited)
ASSETS
Agency MBS at fair value (including $3,421,455 and $3,433,252 pledged to counterparties at March 31, 2019 and December 31, 2018, respectively)	$3,745,091	$3,548,719
Non-Agency MBS at fair value (including $700,391 and $726,428 pledged to counterparties at March 31, 2019 and December 31, 2018, respectively)	768,597	795,203
Residential mortgage loans held-for-securitization	129,583	11,660
Residential mortgage loans held-for-investment through consolidated securitization trusts(1)	535,077	549,016
Residential real estate	13,752	13,782
Cash and cash equivalents	21,997	3,165
Reverse repurchase agreements	—	20,000
Restricted cash	75,513	30,296
Interest and dividends receivable	17,539	16,872
Derivative instruments at fair value	27,396	46,207
Right to use asset-operating lease	1,660	1,794
Prepaid expenses and other	5,524	2,986
Total Assets	$5,341,729	$5,039,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$16,084	$24,828
Repurchase agreements	3,760,634	3,811,627
Warehouse line of credit	15,442	—
Asset-backed securities issued by securitization trusts(1)	525,712	539,651
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	36,261	15,901
Dividends payable on preferred stock	2,297	2,297
Dividends payable on common stock	12,813	12,803
Payable for purchased MBS	227,997	—
Payable for purchased loans	112,316	11,660
Derivative counterparty margin	5,238	—
Accrued expenses and other	1,045	654
Long-term lease obligation	1,660	1,794
Total Liabilities	$4,754,879	$4,458,595
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $50,257, respectively); 2,010 and 2,010 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	48,944	48,944
Common Stock: par value $0.01 per share; authorized 200,000 shares, 98,565 and 98,483 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	986	985
Additional paid-in capital	982,344	981,964
Accumulated other comprehensive income (loss) consisting of unrealized gains and losses	9,654	(30,792)
Accumulated deficit	(521,070)	(485,988)
Total Stockholders’ Equity	$567,395	$561,650
Total Liabilities and Stockholders’ Equity	$5,341,729	$5,039,700

(1)

The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At March 31, 2019 and December 31, 2018, total assets of the consolidated VIEs were $537 million and $551 million (including accrued interest receivable of $1.8 million and $1.8 million), respectively (which is recorded above in the line item entitled “Interest and dividends receivable”), and total liabilities were $527 million and $541 million (including accrued interest payable of $1.7 million and $1.7 million), respectively (which is recorded in the line item above entitled “Accrued interest payable”). Please refer to Note 5, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Interest and other income:
Interest-Agency MBS	$25,711	$24,044
Interest-Non-Agency MBS	10,466	10,021
Interest-residential securitized mortgage loans	5,368	6,238
Interest-residential mortgage loans held-for-securitization	86	—
Other interest income	19	28
	41,650	40,331
Interest expense:
Interest expense on repurchase agreements	27,136	19,093
Interest expense on asset-backed securities	5,200	6,070
Interest expense on warehouse line of credit	234	—
Interest expense on junior subordinated notes	547	447
	33,117	25,610
Net interest income	8,533	14,721
Operating expenses:
Management fee to related party	(1,724)	(1,737)
Rental properties depreciation and expenses	(355)	(386)
General and administrative expenses	(967)	(1,110)
Total operating expenses	(3,046)	(3,233)
Other (loss):
Income-rental properties	436	451
Realized net (loss) on sales of available-for-sale MBS	(6,147)	(11,987)
Realized (loss) on sales of Agency MBS held as trading investments	(7,363)	(7,327)
Unrealized gain (loss) on Agency MBS held as trading investments	14,906	(8,890)
(Loss) gain on derivatives, net	(27,289)	13,412
Total other (loss)	(25,457)	(14,341)
Net (loss)	$(19,970)	$(2,853)
Dividends on preferred stock	(2,297)	(2,297)
Net (loss) to common stockholders	$(22,267)	$(5,150)
Basic (loss) per common share	$(0.23)	$(0.05)
Diluted (loss) per common share	$(0.23)	$(0.05)
Basic weighted average number of shares outstanding	98,537	98,185
Diluted weighted average number of shares outstanding	98,537	98,185

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net (loss)	$(19,970)	$(2,853)
Available-for-sale Agency MBS, fair value adjustment	25,109	(35,481)
Reclassification adjustment for loss on sales of Agency MBS included in net (loss)	6,169	11,945
Available-for-sale Non-Agency MBS, fair value adjustment	8,187	667
Reclassification adjustment for (gain) loss on sales of Non-Agency MBS included in net (loss)	(22)	42
Amortization of unrealized gains on interest rate swaps remaining in other comprehensive income	1,003	940
Reclassification adjustment for interest (income) on interest rate swaps included in net (loss)	—	(194)
Other comprehensive income (loss)	40,446	(22,081)
Comprehensive income (loss)	$20,476	$(24,934)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
For the Three Months Ended	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
March 31, 2019	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2018	1,919	2,010	98,483	$46,537	$48,944	$985	$981,964	$(28,824)	$9,563	$(11,531)	$(485,988)	$561,650
Issuance of common stock			82			1	355					356
Other comprehensive income, fair value adjustments and reclassifications								31,278	8,165	1,003		40,446
Net (loss)											(19,970)	(19,970)
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.13 per common share											(12,815)	(12,815)
Balance, March 31, 2019	1,919	2,010	98,565	$46,537	$48,944	$986	$982,344	$2,454	$17,728	$(10,528)	$(521,070)	$567,395

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
For the Three Months Ended	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
March 31, 2018	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2017	1,919	1,989	98,137	$46,537	$48,420	$981	$980,243	$2,163	$30,201	$(15,344)	$(415,235)	$677,967
Issuance of Series C Preferred Stock		21			524							524
Issuance of common stock			75			1	365					366
Other comprehensive income, fair value adjustments and reclassifications								(23,536)	709	746		(22,081)
Net (loss)											(2,853)	(2,853)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.15 per common share											(14,732)	(14,732)
Balance, March 31, 2018	1,919	2,010	98,212	$46,537	$48,944	$982	$980,632	$(21,373)	$30,910	$(14,598)	$(435,118)	$636,917

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net (loss)	$(19,970)	$(2,853)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization of premium on MBS	5,886	7,601
Amortization/accretion of market yield adjustments (Non-Agency MBS)	1,222	1,829
Accretion of discount (residential mortgage loans)	(29)	(28)
Depreciation on rental properties	119	118
Realized loss on sales of available-for-sale MBS	6,147	11,987
Realized loss on sales of Agency MBS held as trading investments	7,363	7,327
Unrealized (gain) loss on Agency MBS held as trading investments	(14,906)	8,890
Impairment charge on residential mortgage loans held-for-investment	—	18
Amortization of restricted stock	25	25
Net settlements received (paid) on interest rate swaps, net of amortization	4,861	(596)
Unrealized loss (gain) on interest rate swaps, net	33,718	(25,394)
(Gain) loss on derivatives, net of derivative income - TBA Agency MBS	(6,429)	11,981
Changes in assets and liabilities:
Decrease in reverse repurchase agreements	20,000	—
(Increase) decrease in interest receivable	(765)	27
(Increase) in prepaid expenses and other	(4,546)	(5,753)
(Decrease) in accrued interest payable	(8,705)	(1,526)
Increase in accrued expenses	2,063	5,150
Net cash provided by operating activities	$26,054	$18,803
Investing Activities:
MBS Portfolios:
Proceeds from sales	$903,822	$589,073
Purchases	(997,367)	(672,090)
Principal payments	185,692	209,607
Residential mortgage loans held-for-securitization:
Purchases	(18,028)	—
Principal payments	802	—
Residential mortgage loans held-for-investment through consolidated securitization trusts:
Principal payments	30	28
Residential properties purchases	(195)	(54)
Net cash provided by investing activities	$74,756	$126,564
Financing Activities:
Borrowings from repurchase agreements	$7,207,740	$6,959,970
Repayments on repurchase agreements	(7,258,733)	(7,079,868)
Borrowings from warehouse line of credit	15,716	—
Net settlements of TBA Agency MBS Contracts	8,022	(14,848)
Derivative counterparty margin	5,238	—
Proceeds from common stock issued	356	366
Proceeds on Series C Preferred Stock issued	—	525
Preferred Stock dividends paid	(2,297)	(2,278)
Common stock dividends paid	(12,803)	(14,721)
Net cash (used in) financing activities	$(36,761)	$(150,854)
Net increase (decrease) in cash, cash equivalents, and restricted cash	64,049	(5,487)
Cash, cash equivalents, and restricted cash at beginning of period	33,461	23,430
Cash, cash equivalents, and restricted cash at end of period	$97,510	$17,943
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,612	$21,662
Change in payables for MBS purchased	$227,997	$—
Change in payables for residential mortgage loans purchased	$100,656	$—

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

•

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and

•

Residential mortgage loans. We acquire Non-QM residential mortgage loans (which are described further on page 47) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by warehouse lines of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Our Manager is supervised by our Board and is responsible for administering our day-to-day operations. In addition, our Manager is responsible for (i) the selection, purchase, and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with portfolio management, administrative, and other services and activities relating to our assets and operations as may be appropriate.

Our Manager will also perform such other services and activities as described in the Management Agreement relating to our assets and operations as may be appropriate. In exchange for these services, our Manager receives a management fee, paid monthly in arrears, in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, cash flow projections for and credit performance of Non-Agency MBS and residential mortgage loans, amortization of security and loan premiums, accretion of security and loan discounts, and accounting for derivative activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity, or VIEs, because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. We classify the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment through consolidated securitization trusts in our consolidated balance sheets. The ABS issued to third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 5, “Variable Interest Entities,” for additional information regarding the impact of consolidation of securitization trusts.

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

Change in Basis of Presentation

In accordance with ASU 2016-2, “Leases,” we have recorded on our unaudited consolidated balance sheets a “Right to Use Asset-Operating Lease,” and the related “Long-Term Lease Obligation.” All prior period information is presented in the same manner for conformity.

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

We classify our MBS as either trading investments, available-for-sale investments, or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify most of our MBS as available-for-sale. We have also designated a portion of our MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Accumulated other comprehensive income (loss)” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income (loss)” on our consolidated balance sheets to income (loss) on our consolidated statements of operations. Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations.

The most significant source of our revenue is derived from our investments in MBS. Interest income on Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective interest yield method, adjusted for the effects of actual and estimated prepayments based on ASC 320‑10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions. If our estimate of prepayments is materially incorrect as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

A majority of our Non-Agency MBS are accounted for under “Loans and Debt Securities Acquired with Credit Deterioration” (ASC 310‑30). A debt security accounted for under ASC 310‑30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents the market yield adjustment (accretable yield), which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be the non-accretable difference. We must periodically reassess the expected cash flows of loans accounted for under ASC 310‑30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, which are accounted for as available-for-sale securities, are recorded in “Accumulated other comprehensive income,” or AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes a material estimate that is susceptible to significant change.

Interest income on the Non-Agency MBS that were purchased at a discount to par value, and were rated below AA at the time of purchase, is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events, and include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the available-for-sale securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

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

Residential Mortgage Loans Held-for-Securitization

Residential mortgage loans held-for-securitization are held at our wholly-owned subsidiary, Anworth Mortgage Loans, Inc., in connection with our intent to sponsor our own securitizations. Loans purchased with the intent to securitize are recorded on the trade date. Any fees associated with acquiring the loans held-for-securitization, as well as any premium paid to acquire the loans, are deferred. These are included in the loan balance and amortized using the effective interest yield method. Interest income is recorded as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on non-accrual status. When a non-accrual loan has been cured, meaning when all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternatively, nonaccrual loans may be placed back on accrual status after the loan is considered re-performing, generally when the loan has been current for 6 months.

The residential mortgage loans held-for-securitization are financed by a warehouse line of credit. The payment and performance of the obligations by Anworth Mortgage Loans under the warehouse line is guaranteed by Anworth Mortgage Asset Corporation. We may be required to remove a loan from a warehouse line of credit. We do not maintain a loan repurchase reserve, as any risk of loss due to loan repurchase would normally be covered by recourse to the companies from which we acquired the loans. Debt issuances costs incurred in connection with this line of credit (such as facility fees and legal costs) are deducted from the debt’s carrying amount and amortized ratably to interest expense over the term of the debt.

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

We establish an allowance for residential loan losses based on our estimate of credit losses. These estimates for the allowance for loan losses require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by our management. Many of these factors are subjective and cannot be reduced to a mathematical formula. In addition, since we have not incurred any significant direct losses on our portfolio, we review national historical credit performance information from external sources to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. The allowance reflects management’s best estimate of the credit losses inherent in the loan portfolio at the balance sheet date. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates.

We recognize interest income from residential mortgage loans on an accrual basis. Any related premium or discount is amortized into interest income using the effective interest method over the estimated life of these loans. Coupon interest is recognized as revenue when earned and deemed collectable or until a loan becomes more than 90 days past due, at which point the loan is placed on non-accrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period the loan is placed in non-accrual status. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that are advanced from servicers after a loan becomes greater than 90 days past due are recorded as a liability due to the servicer. When a delinquent loan previously placed on non-accrual status has been cured, meaning when all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternatively, non-accrual loans may be placed back on accrual status after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 6 months.

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

Building depreciation is computed on a straight-line basis over the estimated useful lives of the assets. We generally use a 27.5 year estimated life with no salvage value. We incur costs to prepare our acquired properties to be leased. These costs are capitalized and allocated to building costs. Costs related to the restoration, renovation, or improvement of our properties that improve and extend their useful lives are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary repairs and maintenance are expensed as incurred. Costs incurred by us to lease the properties are capitalized and amortized over the life of the lease. Escrow deposits include refundable and non-refundable cash and earnest money on deposit with independent third parties for property purchases.

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

Derivative Financial Instruments

Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate various opportunities to mitigate this risk. Our objective is to limit the impact of interest rate changes on our earnings and cash flows. The principal instruments we use to achieve this are interest rate swap agreements, or interest rate swaps, which effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swaps, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and we receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We do not issue or hold the interest rate swaps for speculative purposes.

We also enter into To-Be-Announced, or TBA, Agency MBS as either a means of investing in and financing Agency MBS or as a means of disposing of or reducing our exposure to agency securities. Pursuant to TBA contracts, we agree to purchase or sell for future delivery Agency MBS with certain principal and interest terms and certain types of collateral, but the particular Agency MBS to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these MBS out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash and simultaneously purchasing a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The Agency MBS purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop represents compensation to us for foregoing net interest margin (interest income less repurchase agreement financing cost). TBA Agency MBS are accounted for as derivative instruments since they do not meet the exemption allowed for a “regular way” security trade under ASC 815, as either the TBA contracts do not settle in the shortest period of time possible or we cannot assess that it is probable at inception that we will take physical delivery of the security or that we will not settle on a net basis.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our consolidated balance sheets, recognizing changes in fair value in current period income. All of our interest rate swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our interest rate swaps, changes in the fair value of these interest rate swaps are recorded in “(Loss) gain on derivatives, net” in our consolidated statements of operations rather than in AOCI. Also, net interest paid or received on these interest rate swaps, which was previously recognized in interest expense, is instead recognized in “(Loss) gain on derivatives, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

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

For more details on the amounts and other qualitative information on all our derivative transactions, see Note 15, “Derivative Instruments.” For more information on the fair value of our derivative instruments, see Note 9, “Fair Values of Financial Instruments.”

Credit Risk

As of March 31, 2019, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on MBS issued by Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy their guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding-down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac,

Fannie Mae, and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS that are subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

We also invest in Non-Agency MBS, which are securities that are secured by pools of residential mortgages that are not issued by government-sponsored enterprises and are not guaranteed by any agency of the U.S. government or any federally chartered corporation. Such investments carry a risk that the borrower on the underlying mortgage may default on their obligation to make full and timely payments of principal and interest.

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to credit losses that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. Based on the criteria in ASC 320‑10, the determination of whether a security is other-than-temporarily impaired, or OTTI, involves judgments and assumptions based on both subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or (iii) we do not expect to recover its amortized cost basis (i.e., there is a credit-related loss). The following are among, but not all of, the factors considered in determining whether and to what extent an OTTI exists and the portion that is related to credit loss: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements and public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired, is also subjective, and therefore constitutes material estimates that are susceptible to significant change.

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

For all interest rate swaps entered into on or after September 9, 2013, all swaps participants are required by rules of the Commodities Futures Trading Commission under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, to clear interest rate swaps through a registered derivatives clearing organization, or “swap execution facility,” through standardized documents under which each swap counterparty transfers its position to another entity, whereby a central clearinghouse effectively becomes the counterparty on each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of interest rate swaps in this manner is designed to avoid concentration of risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members.

Credit Risk Related to Residential Mortgage Loans Held-for-Securitization

Our strategy of acquiring, accumulating, and securitizing residential mortgage loans involves credit risk. We bear the risk of loss on these loans while they are being financed through warehouse lines of credit. These loans are secured by real property. Credit losses on real estate loans can occur for many reasons, including poor origination practices; fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by the borrowers; declines in the value of real estate; natural disasters (such as fires or earthquake), severe weather (such as flooding, hurricanes, drought, and tornadoes) and other acts of God; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation (including lending disclosures and privacy); and personal events affecting borrowers, such as reduction in income, changes in employment status (such as job loss), divorce, or health problems. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated. In the event of a default on any of our loans, we would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income, and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2019 relative to any tax positions taken prior to January 1, 2019. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts, and no such accruals existed at March 31, 2019. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2014 and 2013, respectively.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on our consolidated balance sheets using the guidance in ASC 480‑10‑S99. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified our Series B Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series B Preferred Stock should be bifurcated under the guidance in ASC 815‑10 and have determined that bifurcation is not necessary.

Stock-Based Expense

In accordance with ASC 718‑10, any expense relating to share-based payment transactions is recognized in the unaudited consolidated financial statements. Restricted stock is expensed over the vesting period (see Note 14, “Equity Compensation Plan,” for more information).

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

RECENT ACCOUNTING PRONOUNCEMENTS

On February 25, 2016, the FASB issued ASU 2016‑2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU requires organizations that lease assets, such as real estate, airplanes, and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. This ASU also requires disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU became effective for public entities beginning with the quarter ended March 31, 2019, and we have adopted it. The Company has elected the practical expedients allowed under this ASU. This ASU did not have a material impact on our consolidated financial statements, as we do not have any finance leases and our only operating lease is for the sublease of our headquarters. Also, with respect to the small portion of our business in which we are a lessor of rental properties, this ASU is not applicable to this portion of our business, as all of our leases are for less than one year.

On June 16, 2016, the FASB issued ASU 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The scope excludes financial assets measured at fair value through net income, available-for-sale securities, loans made to participants by defined contribution employee benefit plans, policy loan receivables of an insurance company, pledge receivables of a not-for-profit entity, and receivables between entities under common control. This ASU will require entities to immediately record the full amount of credit losses that are expected in their loan portfolios and to re-evaluate at each reporting period. The income statement will reflect the credit loss provision (or expense) necessary to adjust the allowance estimate since the previous reporting date. The expected credit loss estimate should consider available information relevant to assessing the collectability of contractual cash flows including information about past events (i.e. historical loss experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU will become effective for public entities beginning with the quarter ending March 31, 2020. Although, at this time, we are not able to measure the impact that this ASU will have on our consolidated financial statements, we believe that when implemented, while not having a significant impact on the losses incurred over the life of the loans, it is likely that credit losses will be recognized through the allowance account sooner than previously required.

In June 2018, the FASB issued ASU 2018-07, “Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Currently, nonemployee awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. Under ASU 2018-07, equity-classified nonemployee awards within the scope of Topic 718 will be measured at grant-date fair value. This ASU became effective for public companies beginning with the quarter ended March 31, 2019. We have adopted this ASU and it did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The following disclosure requirements were removed: (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) The policy for timing of transfers between levels; and (3) The valuation processes for Level 3 fair value measurements. The following disclosure requirement was modified: The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (i) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. This ASU will become effective for all entities beginning with the quarter ending March 31, 2020. We do not believe that this ASU will have a material impact on our consolidated financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and TBA Agency MBS. The following represents the Company’s restricted cash balances at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(in thousands)
Restricted cash - interest rate swaps and TBA Agency MBS margin calls	$75,513	$30,296

NOTE 3. MORTGAGE-BACKED SECURITIES

The following tables summarize our Agency MBS and Non-Agency MBS at March 31, 2019 and December 31, 2018, which are carried at their fair value:

March 31, 2019

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS
	(in thousands)
Amortized cost	$1,742,468	$1,990,254	$3,732,722	$750,869	$4,483,591
Paydowns receivable(2)	10,503	—	10,503	—	10,503
Unrealized gains	10,641	13,935	24,576	26,412	50,988
Unrealized losses	(11,413)	(11,297)	(22,710)	(8,684)	(31,394)
Fair value	$1,752,199	$1,992,892	$3,745,091	$768,597	$4,513,688

			15-Year	20-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate(1)	Fixed-Rate(1)	Fixed-Rate(1)	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$784,033	$630,863	$351,074	$364,943	$1,601,809	$3,732,722	$750,869	$4,483,591
Paydowns receivable(2)	4,802	5,701	—	—	—	10,503	—	10,503
Unrealized gains	10,902	417	650	281	12,326	24,576	26,412	50,988
Unrealized losses	(1,074)	(11,149)	(3,300)	(4,074)	(3,113)	(22,710)	(8,684)	(31,394)
Fair value	$798,663	$625,832	$348,424	$361,150	$1,611,022	$3,745,091	$768,597	$4,513,688

(1)	Included in the fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $446.4 million, an unrealized loss of $1.0 million, and a fair value of $445.4 million.

(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended March 31, 2019, we sold approximately $903.8 million of Agency MBS and realized gross losses of approximately $8.8 million and a gross gain of approximately $2.6 million. During the three months ended March 31, 2018, we sold approximately $583.2 million of Agency MBS and realized gross losses of approximately $19.3 million. During the three months ended March 31, 2019, Non-Agency bonds of approximately $20 million were called, and we realized a gross gain of approximately $22 thousand. During the three months ended March 31, 2018, we sold approximately $5.8 million of Non-Agency MBS and recognized gross losses of approximately $42 thousand.

During the three months ended March 31, 2019, we had unrealized gains on trading investments of $14.9 million. During the three months ended March 31, 2018, we had gross unrealized losses on trading investments of approximately $8.9 million.

December 31, 2018

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS
	(in thousands)
Amortized cost	$1,457,552	$2,127,655	$3,585,207	$785,640	$4,370,847
Paydowns receivable(2)	7,831	—	7,831	—	7,831
Unrealized gains	4,169	10,827	14,996	20,753	35,749
Unrealized losses	(25,155)	(34,160)	(59,315)	(11,190)	(70,505)
Fair value	$1,444,397	$2,104,322	$3,548,719	$795,203	$4,343,922

						Total
			15-Year	20-Year	30-Year	Agency	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate(1)	Fixed-Rate	Fixed-Rate	MBS	MBS	MBS
	(in thousands)
Amortized cost	$854,733	$689,694	$917,780	$374,792	$748,208	$3,585,207	$785,640	$4,370,847
Paydowns receivable(2)	4,065	3,766	—	—	—	7,831	—	7,831
Unrealized gains	11,920	263	60	—	2,753	14,996	20,753	35,749
Unrealized losses	(1,250)	(15,786)	(25,389)	(8,290)	(8,600)	(59,315)	(11,190)	(70,505)
Fair value	$869,468	$677,937	$892,451	$366,502	$742,361	$3,548,719	$795,203	$4,343,922

(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $496.7 million, an unrealized loss of $15.9 million, and a fair value of $480.8 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected, and estimated fair value, of the Non-Agency MBS held at carrying value acquired by the Company for the three months ended March 31, 2019 and cumulatively at March 31, 2019 and December 31, 2018:

	Change During the
	Three Months Ended	At	At
	March 31,	March 31,	December 31,
	2019	2019	2018
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$(18,836)	$801,772	$820,608
Contractual principal not expected to be collected (non-accretable yield)	5,273	(327,613)	(332,886)
Expected cash flows to be collected	(13,563)	474,159	487,722
Market yield adjustment	(1,669)	135,568	137,237
Unrealized gain, net	6,648	17,076	10,428
Fair value	(8,584)	626,803	635,387
Fair value of other Non-Agency MBS (without credit deterioration)	(18,022)	141,794	159,816
Total fair value of Non-Agency MBS	$(26,606)	$768,597	$795,203

The following table presents the change for the three months ended March 31, 2019 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended
	March 31,
	2019
	Market Yield	Non-
	Adjustment	Accretable
	(in thousands)
Balance at beginning of period	$137,237	$(332,886)
Accretion of discount	(1,669)	—
Purchases	—	—
Realized credit losses	—	5,273
Sales	—	—
Impairment charge	—	—
Transfer	—	—
Other	—	—
Balance at end of period	$135,568	$(327,613)

The following tables show the gross unrealized losses and fair value of those individual securities in our available-for-sale MBS portfolio that are in a continuous unrealized loss position at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time:

March 31, 2019

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	15	$190,147	$(526)	148	$1,156,763	$(19,843)	163	$1,346,910	$(20,369)
Non-Agency MBS	36	$204,872	$(3,523)	13	$73,560	$(5,161)	49	$278,432	$(8,684)

December 31, 2018

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	47	$859,060	$(6,484)	166	$1,301,348	$(36,937)	213	$2,160,408	$(43,421)
Non-Agency MBS	56	$329,108	$(5,886)	12	$72,514	$(5,304)	68	$401,622	$(11,190)

We do not consider those available-for-sale Agency MBS, or AFS MBS, that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in AFS MBS were caused by fluctuations in interest rates. We purchased the AFS MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the GSEs. Since September 2008, the GSEs have been in the conservatorship of the U.S. government. At March 31, 2019, we did not expect to sell the AFS MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the AFS MBS is attributable to changes in interest rates and not the credit quality of the AFS MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2019. At March 31, 2019, there was an aggregate of approximately $1.0 million in unrealized losses on Trading Agency MBS that was not included in the table above, as this is recognized on our consolidated statements of operations. At December 31, 2018, there was an aggregate of approximately $15.9 million in unrealized losses on Trading Agency MBS that was not included in the table above, as they were previously recognized on our consolidated statements of operations.

The unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. During the three months ended March 31, 2019, no bonds were impaired. At March 31, 2019, we did not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of these Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2019.

NOTE 4. RESIDENTIAL MORTGAGE LOANS HELD-FOR-SECURITIZATION

At March 31, 2019, we owned approximately $129.6 million of Non-QM residential mortgage loans held-for-securitization. At December 31, 2018, we owned approximately $11.7 of residential mortgage loans held-for-securitization.

The following table details the carrying value for residential mortgage loans held-for-securitization at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(in thousands)
Principal balance	$126,189	$11,281
Unamortized premium and costs, net of discount	3,394	379
Carrying value	$129,583	$11,660

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-securitization at March 31, 2019 and for the year ended December 31, 2018:

		For the Year Ended
	March 31,	December 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$11,660	$—
Loan acquisitions	118,765	11,660
Deductions during period:
Collections of principal	(816)	—
Amortization of premium	(26)	—
Balance at end of period	$129,583	$11,660

The following table details various portfolio characteristics of the residential mortgage loans held-for-securitization at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(dollar amounts in thousands)
Portfolio Characteristics:
12-months bank statements	5	2
24-months bank statements	21	17
Alt documentation	235	—
Full documentation	5	2
Paid in full	—	1
Number of loans	266	22
Current principal balance	$126,189	$11,281
Average loan balance	$474	$513
Net weighted average coupon rate	5.56%	5.95%
Weighted average FICO score	745	722
Weighted average LTV (loan-to-value)	69	77
Weighted average DTI (debt-to-income)	39	40
Performance:
Current	126,189	11,281
Total	$126,189	$11,281

The following table summarizes the geographic concentrations of residential mortgage loans held-for-securitization at March 31, 2019 and December 31, 2018 based on principal balance outstanding:

	March 31,	December 31,
State	2019	2018
California	81%	49%
Florida	6	43
Texas	3	5
Other states (none greater than 5%)	10	3
Total	100%	100%

NOTE 5. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(in thousands)
Residential mortgage loans held-for-investment through consolidated securitization trusts	$535,077	$549,016
Accrued interest receivable	1,752	1,792
Total assets	$536,829	$550,808
Accrued interest payable	$1,707	$1,746
Asset-backed securities issued by securitization trusts	525,712	539,651
Total liabilities	$527,419	$541,397

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended March 31, 2019.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. During the three months ended March 31, 2019, we did not sell any of our investment in these trusts. During the year ended December 31, 2018, we did not sell any of our investment in these trusts.

The following table details the carrying value for residential mortgage loans held-for-investment through consolidated securitization trusts at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(in thousands)
Principal balance	$532,361	$545,881
Unamortized premium, net of discount	2,891	3,321
Allowance for loan losses	(175)	(186)
Carrying value	$535,077	$549,016

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment through consolidated securitization trusts for the three months ended March 31, 2019 and March 31, 2018 and for the year ended December 31, 2018:

	Three Months	Three Months	For the Year
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2019	2018	2018
	(in thousands)
Balance at beginning of period	$549,016	$639,351	$639,351
Loan acquisitions	—	—	—
Deductions during period:
Collections of principal	(13,520)	(27,813)	(88,338)
Amortization of premium	(430)	(549)	(2,014)
Charge-offs, net	11	17	17
Balance at end of period	$535,077	$611,006	$549,016

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment through consolidated securitization trusts at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	817	829
Current principal balance	$532,361	$545,881
Average loan balance	$652	$658
Net weighted average coupon rate	3.86%	3.85%
Weighted average maturity (years)	25.0	25.3
Weighted average FICO score	761	761
Current Performance:
Current	$529,256	$543,328
30 days delinquent	1,169	—
60 days delinquent	891	896
90+ days delinquent	454	1,066
Bankruptcy/foreclosure	591	591
Total	$532,361	$545,881

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment through consolidated securitization trusts at March 31, 2019 and December 31, 2018 based on principal balance outstanding:

	March 31,	December 31,
State	2019	2018
California	43%	43%
Florida	7	7
Other states (none greater than 5%)	50	50
Total	100%	100%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2019 and March 31, 2018 and for the year ended December 31, 2018:

	Three Months	Three Months	For the Year
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2019	2018	2018
	(in thousands)
Balance at beginning of period	$186	$203	$203
Provision for loan losses	—	—	—
Charge-offs, net	(11)	(17)	(17)
Balance at end of period	$175	$186	$186

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and had a principal balance of $525.7 million at March 31, 2019 and $539.7 million at December 31, 2018. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 6. RESIDENTIAL PROPERTIES

At March 31, 2019, we owned 86 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.8 million. At December 31, 2018, we owned 86 properties at a net cost of approximately $13.8 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Rental properties depreciation and expenses.” In accordance with ASU 2016-2, “Leases,” we have elected not to capitalize the leases on these properties on our unaudited consolidated balance sheets, as they are all less than 12 months.

NOTE 7. SHORT-TERM DEBT

We have entered into repurchase agreements and a warehouse line of credit with large financial institutions. The repurchase agreements that we use to finance most of our MBS are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR. Warehouse lines of credit are short-term borrowings (generally less than 1 year) that are used to finance the residential mortgage loans that are held-for-securitization.

Repurchase Agreements

At March 31, 2019 and December 31, 2018, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

March 31, 2019

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$15,000	2.50%	$—	—%	$15,000	2.50%
Less than 30 days	1,800,000	2.69	545,634	3.60	2,345,634	2.91
30 days to 90 days	1,400,000	2.66	—	—	1,400,000	2.66
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,215,000	2.68%	$545,634	3.60%	$3,760,634	2.81%
Weighted average maturity	33 days		18 days		31 days
Weighted average interest rate after adjusting for interest rate swaps					2.32%
Weighted average maturity after adjusting for interest rate swaps					1,222 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,421,455		$700,391		$4,121,846

December 31, 2018

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,510,000	2.46	576,627	3.55	2,086,627	2.76
30 days to 90 days	1,725,000	2.57	—	—	1,725,000	2.57
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,235,000	2.52%	$576,627	3.55%	$3,811,627	2.67%
Weighted average maturity	35 days		13 days		32 days
Weighted average interest rate after adjusting for interest rate swaps					2.23%
Weighted average maturity after adjusting for interest rate swaps					1,217 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,433,252		$726,428		$4,159,680

Warehouse Line of Credit

On December 28, 2018, the Company had secured a warehouse line of credit of $100 million. On March 7, 2019, this credit line was increased to $300 million. At March 31, 2019, the total amount of the credit line was $300 million and the amount outstanding was $15.4 million. The interest rate on this credit line is LIBOR + 2.25%, which was approximately 4.75%

for the three months ended March 31, 2019. Additionally, we pay, on a quarterly basis, a facility fee of 25 basis points on the amount of the credit line, which is included in “Interest expense on warehouse line of credit” on our consolidated statements of operations.

Master Netting Arrangement

In our consolidated balance sheets, all balances associated with repurchase agreements and other borrowings and derivative transactions are presented on a gross basis. Master netting arrangements are agreements between counterparties that govern rights of set-off in the event of default by or bankruptcy of either party to the transactions.

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract at March 31, 2019 and December 31, 2018 (see Notes 1, 9, and 15 for more information on the Company’s interest rate swaps and other derivative instruments):

March 31, 2019

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
	(in thousands)
Derivative assets at fair value(2)	$27,396	$—	$27,396	$(27,396)	$5,238	$(22,158)
Total	$27,396	$—	$27,396	$(27,396)	$5,238	$(22,158)
Repurchase agreements(3)	$3,760,634	$—	$3,760,634	$(3,760,634)	$—	$—
Warehouse line of credit(4)	15,442	—	15,442	(15,442)	—	—
Derivative liabilities at fair value(2)	36,261	—	36,261	(36,261)	—	—
Total	$3,812,337	$—	$3,812,337	$(3,812,337)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At March 31, 2019, we had not pledged any Agency MBS as collateral on our interest rate swaps derivatives. We paid approximately $75.5 million in cash margin calls on our derivatives, which is reflected on our consolidated balance sheets as “Restricted cash,” and we received cash from counterparties of approximately $5.2 million, which is reflected as a liability on our consolidated balance sheets as “derivative counterparty margin.” Our interest rate swaps derivatives were approximately $23.0 million in derivative assets and approximately $36.3 million in derivative liabilities at March 31, 2019.

(3)	At March 31, 2019, we had pledged approximately $3.42 billion in Agency MBS and approximately $700.4 million in Non-Agency MBS as collateral on our repurchase agreements.
(4)	At March 31, 2019, we had pledged approximately $17.2 million in residential mortgage loans on the warehouse line of credit.

December 31, 2018

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
	(in thousands)
Derivative assets at fair value(2)	$46,207	$—	$46,207	$(46,207)	$—	$—
Total	$46,207	$—	$46,207	$(46,207)	$—	$—
Repurchase agreements(3)	$3,811,627	$—	$3,811,627	$(3,811,627)	$—	$—
Derivative liabilities at fair value(2)	15,901	—	15,901	(15,901)	—	—
Total	$3,827,528	$—	$3,827,528	$(3,827,528)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At December 31, 2018, we had paid approximately $30.3 million on swap and TBA Agency MBS margin calls (included in “restricted cash). Our swap derivatives were approximately $40.2 million in derivative assets and approximately $15.9 million in derivative liabilities at December 31, 2018.

(3)	At December 31, 2018, we had pledged $3.43 billion in Agency MBS and approximately $726.4 million in Non-Agency MBS as collateral on our repurchase agreements.

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

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange, or CME, and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. To validate the prices for all interest rate swaps, we compare to other sources, such as Bloomberg.

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

At March 31, 2019, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$3,745,091	$—	$3,745,091
Non-Agency MBS(1)	$—	$768,597	$—	$768,597
Derivative instruments(2)	$—	$27,396	$—	$27,396
Liabilities:
Derivative instruments(2)	$—	$36,261	$—	$36,261
Payable for purchased MBS(1)	$—	$227,997	$—	$227,997

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3, “Mortgage-Backed Securities.”
(2)

Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1, “Organization and Significant Accounting Policies,” and Note 15, “Derivative Instruments.”

At December 31, 2018, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$3,548,719	$—	$3,548,719
Non-Agency MBS(1)	$—	$795,203	$—	$795,203
Derivative instruments(2)	$—	$46,207	$—	$46,207
Liabilities:
Derivative instruments(2)	$—	$15,901	$—	$15,901

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3, “Mortgage-Backed Securities.”
(2)

Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Note 1, “Organization and Significant Accounting Policies,” and Note 14, “Equity Compensation Plan.”

At March 31, 2019 and December 31, 2018, cash and cash equivalents, restricted cash, interest receivable, repurchase agreements, warehouse lines of credit, and interest payable are reflected in our consolidated financial statements at cost, which approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on our consolidated balance sheets at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment through consolidated securitization trusts	$535,077	$531,723	$549,016	$538,362
Residential mortgage loans held-for-securitization	$129,583	$129,583	$11,660	$11,660
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$525,712	$521,201	$539,651	$528,045
Warehouse line of credit	$15,442	$15,442	$—	$—
Payable for purchased loans	$112,316	$112,316	$—	$—

The residential mortgage loans held-for-investment and held-for-securitization are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. Asset-backed securities issued by securitization trusts are carried at principal balances net of unamortized premiums or discounts. Warehouse lines of credit are carried at principal balance net of any unamortized debt issuance costs. For residential mortgage loans held-for-investment, fair values are obtained by an independent broker and are considered Level 2 in the fair value hierarchy. The residential mortgage loans held-for-securitization are newly-originated loans that were recently acquired and we believe the cost reflected on our consolidated balance sheets approximates fair value.

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended March 31, 2019, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through March 31, 2019, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended March 31, 2019, there were no transactions to convert shares of our Series B Preferred Stock into shares of our common stock.

NOTE 12. PUBLIC OFFERINGS AND CAPITAL STOCK

At March 31, 2019, our authorized capital included 200,000,000 shares of common stock, of which 98,564,889 shares were issued and outstanding.

At March 31, 2019, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At March 31, 2019, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding, and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended March 31, 2019, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or common stock under the FBR Sales Agreement. At March 31, 2019, there was approximately $152.1 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the SEC. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended March 31, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 15, 2018, we filed a shelf registration statement on Form S-3 with the SEC registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan, which replaced our 2015 Dividend Reinvestment and Stock Purchase Plan upon its expiration. The registration statement for the 2018 DRP Plan was declared effective by the SEC on March 26, 2018. During the three months ended March 31, 2019, we issued an aggregate of 81,841 shares of our common stock at a weighted average price of $4.36 per share under the 2018 DRP Plan, resulting in proceeds to us of approximately $356 thousand.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

On April 1, 2016, we filed a shelf registration statement on Form S‑3 with the SEC, offering up to $534,442,660 maximum offering price of our capital stock. This registration statement was declared effective by the SEC on April 13, 2016. At March 31, 2019, approximately $490.2 million of our capital stock was available for future issuance under this registration statement. This shelf registration statement will expire in April 2019. See Note 18, “Subsequent Events,” regarding the filing and effectiveness of a new shelf registration statement on Form S-3.

NOTE 13. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

Effective as of December 31, 2011, we entered into the Management Agreement with our Manager, pursuant to which our day-to-day operations are being conducted by our Manager. Our Manager is supervised and directed by our Board and is responsible for (i) the selection, purchase, and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with portfolio management, administrative, and other services and activities relating to our assets and operations as may be appropriate. Our Manager will also perform such other services and activities relating to our assets and operations as described in the Management Agreement. In exchange for services provided, our Manager receives a management fee, paid monthly in arrears, in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

On the effective date of the Management Agreement, the employment agreements with our executives were terminated, our employees became employees of our Manager, and we took such other actions as we believed were reasonably necessary to implement the Management Agreement and externalize our management function.

Mr. Joseph E. McAdams, our Chief Executive Officer and President and the Chief Investment Officer of our Manager, beneficially owns 47.4% of the outstanding membership interests of our Manager; Mr. Lloyd McAdams, one of our directors, beneficially owns 47.4% of the outstanding membership interests of our Manager; and Ms. Heather U. Baines, an Executive Vice President of our Manager, beneficially owns 5.2% of the outstanding membership interests of our Manager.

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

Certain of our former officers and employees were previously granted restricted stock and other equity awards (see Note 14, “Equity Compensation Plan”), including dividend equivalent rights, in connection with their service to us, and certain of our former officers and employees had agreements under which they would receive payments if the Company is subject to a change in control (which is also discussed in Note 13, “Transactions With Affiliates”). The officers and employees of our Manager will continue to be eligible to receive equity awards under equity compensation plans in effect now or in the future.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $69.42 per square foot. The base monthly rental for us is $42,231.54, which will be increased by 3% per annum on July 1, 2019. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2019, we expensed $139 thousand in rent and related expenses to PIA under this sublease agreement, which is included in “General and administrative expenses” on our consolidated statements of operations. During the three months ended March 31, 2018, we expensed $139 thousand in rent and related expenses to PIA under this sublease agreement.

In accordance with ASU 2016-2, “Leases,” the Company has elected the practical expedients, as the sublease agreement was classified as an operating lease prior to the new lease standard. It is still classified now as an operating lease. The present value of the operating lease is $1.66 million and is shown as both the Right to Use Asset and a Long-Term Lease Obligation on our unaudited consolidated balance sheets. At January 1, 2019, the discount rate used for the present value calculation was 2.23% and the remaining term was 42 months.

At March 31, 2019, the future minimum lease commitment was as follows:

					Total
	2019	2020	2021	2022	Commitment
	(in whole dollars)
Commitment (undiscounted cash flows)	$387,679	$529,800	$545,697	$276,882	$1,740,058
Discounted cash flows on the lease commitment(1)	$381,947	$513,143	$515,623	$257,305	$1,668,018

(1)

The difference between the total commitment amount and the amount on the consolidated balance sheets is due to the amortization of the lease asset and lease liability being done on a straight-line basis rather than by the discounted cash flows.

Under our administrative services agreement with PIA, it provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 2.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three months ended March 31, 2019, we paid fees of $49 thousand to PIA in connection with the administrative services agreement. During the three months ended March 31, 2018, we paid fees of $39 thousand to PIA in connection with the administrative services agreement.

NOTE 14. EQUITY COMPENSATION PLAN

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

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. During the three months ended March 31, 2019, the amount expensed on these grants was approximately $21 thousand. The unrecognized stock compensation expense at March 31, 2019 was approximately $40 thousand. During the three months ended March 31, 2018, the amount expensed on these grants was approximately $21 thousand.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the three months ended March 31, 2019, the amount expensed on these grants was approximately $4 thousand. The unrecognized stock expense on these grants at March 31, 2019 was approximately $148 thousand. During the three months ended March 31, 2018, the amount expensed on these grants was approximately $4 thousand.

Certain of our former officers have previously been granted restricted stock and other equity incentive awards, including DERs, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our former officers have been granted equity awards were modified so that such agreements will continue with respect to our former officers after they became officers and employees of our Manager. As a result, these awards and any future grants will be accounted for as non-employee awards. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective December 31, 2011, the DERs previously granted to all of our officers were terminated under the 2007 Dividend Equivalent Rights Plan and were reissued under the 2004 Equity Plan with the same amounts, terms, and conditions. The 2004 Equity Plan was subsequently replaced by the 2014 Equity Plan.

Under the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended March 31, 2019, we paid or accrued $91 thousand related to DERs granted. At March 31, 2019, there were 773,311 DERs issued and outstanding to directors and officers of our Company and employees of our Manager. During the three months ended March 31, 2018, we paid or accrued $105 thousand related to DERs granted.

NOTE 15. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of March 31, 2019 and December 31, 2018:

		March 31,	December 31,
Derivative Instruments	Balance Sheet Location	2019	2018
		(in thousands)
Interest rate swaps	Derivative Assets	$22,974	$40,192
TBA Agency MBS	Derivative Assets	4,422	6,015
		$27,396	$46,207
Interest rate swaps	Derivative Liabilities	$36,261	$15,901
TBA Agency MBS	Derivative Liabilities	—	—
		$36,261	$15,901

Interest Rate Swaps Agreements

At March 31, 2019, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $3.36 billion and a weighted average maturity of approximately 47 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the interest rate swaps agreements, we pay a fixed-rate of interest during the term of the interest rate swaps agreements (ranging from 1.287% to 3.2205%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended March 31, 2019, we added four new interest rate swaps for a total notional amount of $200 million. During the three months ended March 31, 2019, two interest rate swaps with an aggregate notional amount of $150 million matured.

At March 31, 2019, the amount in AOCI relating to interest rate swaps was approximately $10.5 million. The estimated net amount of the existing losses that were reported in AOCI at March 31, 2019 that is expected to be reclassified into earnings within the next twelve months is approximately $3.8 million.

For the three months ended March 31, 2019 and March 31, 2018, we had an unrealized loss of approximately $33.7 million and an unrealized gain of approximately $25.4 million, respectively, on interest rate swaps.

At March 31, 2019 and December 31, 2018, our interest rate swaps had the following notional amounts, weighted average fixed rates, and remaining terms:

	March 31, 2019			December 31, 2018
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$650,000	1.61%	6	$725,000	1.60%	7
1 year to 2 years	666,000	1.76	18	591,000	1.70	19
2 years to 3 years	300,000	1.87	30	400,000	1.96	30
3 years to 4 years	270,000	2.09	44	220,000	1.92	43
4 years to 5 years	355,000	2.39	57	205,000	2.27	57
5 years to 7 years	525,000	2.48	75	475,000	2.41	73
7 years to 10 years	590,000	2.82	104	690,000	2.83	104
	$3,356,000	2.13%	47	$3,306,000	2.10%	47

Interest Rate Swaps Agreements by Counterparty

	March 31,	December 31,
	2019	2018
	(in thousands)
Central clearing houses(1)	$3,356,000	$3,306,000

(1)

For all interest rate swaps entered into after September 9, 2013, the counterparty will be central clearing houses, such as the CME or LCH, regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1, “Organization and Significant Accounting Policies,” for additional details.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1, “Organization and Significant Accounting Policies – Derivative Financial Instruments – Risk Management,” for more information on TBA Agency MBS. During the three months ended March 31, 2019, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $6.4 million. During the three months ended March 31, 2018, we recognized a loss on derivatives-TBA Agency MBS (including derivative income) of approximately $12 million. The types of securities involved in these TBA contracts are Fannie Mae 30-year fixed-rate securities with coupons generally ranging from 4.0% to 4.5%. At March 31, 2019, the net notional amount of the TBA Agency MBS was approximately $700 million.

For more information on our accounting policies, the objectives, and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1, “Organization and Significant Accounting Policies.” For more information on the fair value of our interest rate swaps, see Note 9, “Fair Values of Financial Instruments.”

NOTE 16. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment — We sublease office space and use administrative services from PIA as more fully described in Note 13, “Transactions With Affiliates.”

NOTE 17. EARNINGS PER SHARE

The computation of earnings per share, or EPS, for the three months ended March 31, 2019 and March 31, 2018 is as follows:

	Net (Loss)
	to Common	Average	(Loss)
	Stockholders	Shares	per Share
	(in thousands)
For the three months ended March 31, 2019
Basic EPS	$(22,267)	98,537	$(0.23)
Effect of dilutive securities	—	—	—
Diluted EPS	$(22,267)	98,537	$(0.23)
For the three months ended March 31, 2018
Basic EPS	$(5,150)	98,185	$(0.05)
Effect of dilutive securities	—	—	—
Diluted EPS	$(5,150)	98,185	$(0.05)

NOTE 18. SUBSEQUENT EVENTS

Effective April 1, 2019, the conversion rate of our Series B Preferred Stock increased from 5.2588 shares of our common stock to 5.3539 shares of our common stock based upon the common stock dividend of $0.13 that was declared on March 14, 2019.

On April 4, 2019, we filed a new shelf registration statement on Form S-3 with the SEC, pursuant to which we may offer up to $490,236,182 of our capital stock, due to the upcoming expiration of our prior registration statement. The new shelf registration statement was declared effective by the SEC on April 19, 2019.

On April 30, 2019, we settled on an aggregate of $74.5 million (including premium and accrued interest) of Non-QM residential mortgage loans that we acquired during the quarter ended March 31, 2019.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10‑Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10‑Q. The information contained in this Quarterly Report on Form 10‑Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10‑Q and in our other reports filed with the SEC, including our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.

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

Statements regarding the following subjects, among others, that may affect our actual results may be forward-looking: risks associated with investing in mortgage-backed securities, or MBS, and related assets; changes in interest rates and the market value of our target investments; changes in prepayment rates of the mortgage loans securing our mortgage-related investments; changes in the yield curve; the credit performance of our Non-Agency MBS and residential mortgage loans held-for-investment; the concentration of the credit risks we are exposed to; the state of the credit markets and other general economic conditions, particularly as they affect the price of earnings assets and the credit status of borrowers; the availability of our target investments for purchase at attractive prices; the availability of financing for our target investments, including the availability of repurchase agreement financing; declines in home prices; increases in payment delinquencies and defaults on the mortgages comprising and underlying our target investments; changes in liquidity in the market for MBS, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and changes in the supply of MBS available-for-sale; changes in the values of the MBS and other mortgage-related investments in our portfolio and the impact of adjustments reflecting those changes on our consolidated financial statements; our ability to generate the amount of cash flow we expect from our target investments; changes in our investment and financial strategies and the new risks that those changes may expose us to; changes in the competitive environment within our industry; changes that may affect our Manager’s ability to attract and retain personnel; our ability to successfully diversify our business into new investments and manage the new risks they may expose us to; our ability to manage various operational and regulatory risks associated with our business; our ability to establish, adjust and maintain appropriate hedges for the risks to our portfolio; legislative and regulatory actions affecting the mortgage and derivatives industries or our business; implementation of or changes in government regulations or programs affecting our business; changes due to the consequences of actions by the U.S. government and other foreign governments to address various financial and economic issues and our ability to respond to and comply with such actions and changes; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; limitations imposed on our business due to our REIT status as exempt from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and

•

Residential mortgage loans. We acquire Non-QM residential mortgage loans (which are described further on page 47) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by warehouse lines of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Our Investment Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans at March 31, 2019 and December 31, 2018:

	March 31,		December 31,
	2019		2018
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$3,745,091	72.32%	$3,548,719	72.36%
Non-Agency MBS	768,597	14.84	795,203	16.21
Total MBS	$4,513,688	87.16%	$4,343,922	88.57%
Residential mortgage loans held-for-securitization	129,583	2.50	11,660	0.24
Residential mortgage loans held-for-investment through consolidated securitization trusts	535,077	10.34	549,016	11.19
Total mortgage-related assets	$5,178,348	100.00%	$4,904,598	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk, and credit-related events.

At March 31, 2019 and December 31, 2018, the fair value of our MBS portfolio and its allocation were approximately as follows:

	March 31,	December 31,
	2019	2018
	(dollar amounts in thousands)
Fair value of MBS	$4,513,688	$4,343,922
Adjustable-rate Agency MBS less than 1-year reset	20%	21%
Adjustable-rate Agency MBS 1-3 year reset	3	5
Adjustable-rate Agency MBS 3-5 year reset	6	7
Adjustable-rate Agency MBS greater than 5-year reset	3	3
Total Adjustable-Rate Agency MBS	32%	36%
15-year fixed-rate Agency MBS	7	20
20-year fixed-rate Agency MBS	8	9
30-year fixed-rate Agency MBS	36	17
Non-Agency MBS	17	18
Total MBS	100%	100%

Results of Operations

Three Months March 31, 2019 as Compared to March 31, 2018

For the three months ended March 31, 2019, our net loss to common stockholders was $(22.3) million, or $(0.23) per diluted share, based on a weighted average of 98.5 million diluted shares outstanding. This included a net loss of $20 million and the payment of preferred dividends of $2.3 million. For the three months ended March 31, 2018, our net loss to common stockholders was $5.2 million, or a negative $0.05 per diluted share, based on a weighted average of 98.2 million diluted shares outstanding. This included a net loss of $2.9 million minus the payment of preferred dividends of $2.3 million.

Net interest income for the three months ended March 31, 2019 totaled $8.5 million, or 18.0% of gross income, as compared to $14.7 million, or 30.7% of gross income, for the three months ended March 31, 2018. Net interest income is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income (net of premium amortization expense) for the three months ended March 31, 2019 was $41.7 million, as compared to $40.3 million for the three months ended

March 31, 2018, an increase of 3.3%, due primarily to an increase in the weighted average coupons on MBS, from 3.52% during the three months ended March 31, 2018 to 3.82% during the three months ended March 31, 2019, and a decrease in premium amortization expense of $1.7 million, partially offset by a decrease in the weighted average portfolio outstanding, from $4.74 billion during the three months ended March 31, 2018 to approximately $4.40 billion during the three months ended March 31, 2019, and a decrease in income on securitized residential mortgage loans of approximately $0.9 million (due primarily to paydowns on this portfolio).

Interest expense for the three months ended March 31, 2019 was approximately $33.1 million, as compared to approximately $25.6 million for the three months ended March 31, 2018, an increase of approximately 29.3%, which resulted primarily from an increase in the weighted average interest rates, from 1.75% at March 31, 2018 to 2.78% at March 31, 2019, and an increase in interest expense on the warehouse line of credit of $234 thousand (this facility did not exist at March 31, 2018), partially offset by a decrease in the average repurchase agreement borrowings outstanding, from $4.36 billion at March 31, 2018 to $3.91 billion at March 31, 2019, and a decrease in interest expense on ABS of approximately $0.9 million (due primarily to paydowns).

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our MBS, the supply of, and demand for, mortgage-related assets in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense), and prepayment speeds on our MBS and loan portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, vary according to the type of investment, conditions in the financial markets, competition, and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS and loans to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS and loan portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swaps and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (a) prepayments on our MBS and loan portfolios to increase, thereby accelerating the amortization of our MBS and loan purchase premiums; (b) the interest expense associated with our borrowings to decrease; (c) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to increase; (d) the value of our interest rate swaps and, correspondingly, our stockholders’ equity to decrease; and (e) coupons on our MBS and loans to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the three months ended March 31, 2019, premium amortization expense decreased $1.7 million, or 22.8%, to $5.9 million, from $7.6 million during the three months ended March 31, 2018, due primarily to lower future long-term prepayment assumptions.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our MBS:

	2019	2018
	First	First
Portfolio	Quarter	Quarter
MBS	13%	13%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. We had no set plans to sell any of our MBS, nor were we required to do so. Asset sales during the three months ended March 31, 2019 were primarily a function of rebalancing our portfolio by disposing of lower-yielding securities. During the three months ended March 31, 2019, we sold approximately $903.8 million of Agency MBS and realized a net loss of approximately $6.2 million. During the three months ended March 31, 2018, we sold approximately $583.2 million of Agency MBS and realized a net loss of approximately $19.3 million. During the three months ended March 31, 2019, we had unrealized gains of $14.9 million on trading investments, as compared to unrealized losses of $8.9 million on trading investments during the three months ended March 31, 2018. During the three months ended March 31, 2019, approximately $20 million of Non-Agency MBS were called and we realized a gain of approximately $22 thousand. During the three months ended March 31, 2018, we sold approximately $5.8 million of Non-Agency MBS and realized a loss of approximately $42 thousand. During the three months ended March 31, 2019 and March 31, 2018, we recognized a gain (including derivative income) of approximately $6.4 million and $12 million, respectively, on TBA Agency MBS. During the three months ended March 31, 2019, we did not sell any of our residential mortgage loans. At March 31, 2018, we did not have any residential mortgage loans held-for-securitization outstanding.

During the three months ended March 31, 2019, we had an unrealized loss on interest rate swaps recognized in our consolidated statements of operations of approximately $33.7 million, consisting primarily of $4.9 million in net cash settlements received, approximately $1.0 million in AOCI amortization, and the difference of approximately $37.6 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1, “Organization and Significant Accounting Policies,” to the accompanying unaudited consolidated financial statements for additional information). During the three months ended March 31, 2018, we had a gain on interest rate swaps recognized in our consolidated statements of operations of approximately $25.4 million, consisting primarily of $0.4 million in net cash settlements, approximately $0.9 million in AOCI amortization, and the difference of approximately $26.7 million in the change in fair value. During the three months ended March 31, 2019, we earned rental income on our residential properties portfolio of approximately $436 thousand, as compared to rental income of approximately $451 thousand on our residential properties portfolio during the three months ended March 31, 2018. During the three months ended March 31, 2019 and March 31, 2018, we did not incur any impairment charge on Non-Agency MBS.

Total expenses were approximately $3.0 million for the three months ended March 31, 2019, as compared to approximately $3.2 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, we incurred management fees of approximately $1.7 million, which is based on a percentage of our equity (see Note 13, “Transactions With Affiliates,” to the accompanying unaudited consolidated financial statements), as compared to management fees of approximately $1.7 million for the three months ended March 31, 2018. Rental properties depreciation and expenses decreased by $31 thousand during the three months ended March 31, 2019. “Other expenses” decreased by approximately $143 thousand during the three months ended March 31, 2019.

Financial Condition

MBS Portfolio

At March 31, 2019, we held Agency MBS which had an amortized cost of approximately $3.73 billion, consisting primarily of $1.41 billion of adjustable-rate MBS and $2.32 billion of fixed-rate MBS. This amount represented an approximately 4.1% increase from the $3.59 billion held at December 31, 2018. Of the adjustable-rate Agency MBS owned by us, approximately 55% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 45% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At March 31, 2019, our Non-Agency MBS had an amortized cost of approximately $750.9 million, a fair value of approximately $768.6 million, and a contractually required principal balance of approximately $944.4 million. At December 31, 2018, our Non-Agency MBS had an amortized cost of approximately $785.6 million, a fair value of approximately $795.2 million, and a contractually required principal balance of approximately $982.8 million.

The following table presents a schedule of the fair value of our MBS owned at March 31, 2019 and December 31, 2018 as classified by type of issuer:

	March 31, 2019		December 31, 2018
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$1,992,892	44.2%	$2,104,322	48.4%
Freddie Mac (FHLMC)	1,752,199	38.8	1,444,397	33.3
Non-Agency MBS	768,597	17.0	795,203	18.3
Total MBS	$4,513,688	100.0%	$4,343,922	100.0%

The following table classifies our portfolio of MBS owned at March 31, 2019 and December 31, 2018 by type of interest rate index:

	March 31, 2019		December 31, 2018
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$436	—%	$448	—%
Six-month LIBOR	7,277	0.2	8,295	0.2
One-year LIBOR	1,346,131	29.8	1,463,081	33.7
Six-month certificate of deposit	360	—	379	—
One-year constant maturity treasury	66,925	1.5	71,485	1.6
Cost of Funds Index	3,366	0.1	3,717	0.1
15-year fixed-rate	348,424	7.7	892,451	20.5
20-year fixed-rate	361,150	8.0	366,502	8.5
30-year fixed-rate	1,611,022	35.7	742,361	17.1
Total Agency MBS	$3,745,091	83.0%	$3,548,719	81.7%
Non-Agency MBS	768,597	17.0	795,203	18.3
Total MBS	$4,513,688	100.0%	$4,343,922	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our MBS, see Note 9, “Fair Values of Financial Instruments,” to the accompanying unaudited consolidated financial statements.

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at March 31, 2019, December 31, 2018, September 30, 2018, and June 30, 2018 were as follows:

	March 31,	December 31,	September 30,	June 30,
	2019	2018	2018	2018
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	4.34%	4.09%	3.88%	3.71%
Hybrid adjustable-rate Agency MBS	2.52	2.52	2.47	2.46
15-year fixed-rate Agency MBS	3.13	2.90	2.91	2.91
20-year fixed-rate Agency MBS(1)	3.70	3.69	—	—
30-year fixed-rate Agency MBS	4.05	4.04	3.90	3.81
Total Agency MBS	3.75%	3.44%	3.36%	3.26%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.67%	102.65%	102.73%	102.80%
Hybrid adjustable-rate Agency MBS	102.53	102.49	102.59	102.65
15-year fixed-rate Agency MBS	102.06	102.28	102.24	102.27
20-year fixed-rate Agency MBS(1)	104.02	104.48	—	—
30-year fixed-rate Agency MBS	102.73	102.90	103.37	103.56
Total Agency MBS	102.74%	102.73%	102.75%	102.78%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.65%	3.35%	3.27%	3.17%

(1)	Percentages for 20-year fixed-rate Agency MBS prior to December 2018 are not shown separately and were included in the 30-year fixed-rate Agency MBS category.

At March 31, 2019, the current yield on our Agency MBS was 3.65%, as compared to the current yield of 3.35% at December 31, 2018. This increase was due primarily to an increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 31 basis points from December 31, 2018. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

Non-Agency MBS

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

Non-Agency MBS includes the following types of securities:

•

Legacy Non-Agency MBS – These are collateralized by loans that were generally originated prior to the 2008 financial crisis and, therefore, trade at a deep discount due to having experienced a significant amount of high levels of defaults by the underlying borrowers. While these underlying loans will generally experience losses, the securities were generally acquired at deep discounts to face/par value, which we believe serves to mitigate this potential exposure to credit risk;

•

Non-performing - These are collateralized by loans that were generally originated prior to 2008 and have been repackaged into newer securitization pools. They may or may not be currently non-performing or delinquent but there is a higher expectation of loss on these loans. Resolution of these loans typically occurs from loan modifications, short sales, and foreclosures. These loan pools usually have a greater degree of overcollateralization to support the securities; and

•

Credit Risk Transfer – These securities are designed to synthetically transfer mortgage credit risk from Fannie Mae, Freddie Mac, and other issuers to private investors. As loans default, the securities may incur principal write-downs. These are allocated to the tranches within a deal according to the cash flow structure of the securities.

The following table summarizes our Non-Agency MBS portfolio by type at March 31, 2019 and December 31, 2018:

March 31, 2019

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$551,428	$537,652	$719,254	75%	5.59%	5.56%
Non-performing	82,884	83,007	83,260	99	5.19	5.49
Credit Risk Transfer	134,285	130,210	141,839	92	4.30	5.81
Total Non-Agency MBS	$768,597	$750,869	$944,353	80%	5.35%	5.60%

December 31, 2018

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$561,940	$553,292	$738,210	75%	5.56%	5.57%
Non-performing	101,744	102,450	102,760	99	5.14	5.42
Credit Risk Transfer	131,519	129,898	141,839	92	4.30	5.72
Total Non-Agency MBS	$795,203	$785,640	$982,809	80%	5.34%	5.58%

At March 31, 2019 and December 31, 2018, the unamortized net discount on our Non-Agency MBS was approximately $193.5 million and $197.2 million, respectively.

    Financing

The following information pertains to our repurchase agreement borrowings at March 31, 2019, December 31, 2018, September 30, 2018, and June 30, 2018:

	March 31,	December 31,	September 30,	June 30,
	2019	2018	2018	2018
	(dollar amounts in thousands)
Total repurchase agreements outstanding	$3,760,634	$3,811,627	$4,013,820	$4,018,480
Average repurchase agreements outstanding during the quarter	$3,910,458	$3,891,158	$4,047,689	$4,152,057
Maximum monthly amount during the quarter	$4,214,226	$3,914,585	$4,051,171	$4,194,117
Average interest rate on outstanding repurchase agreements	2.81%	2.67%	2.38%	2.24%
Average days to maturity	31 days	32 days	31 days	35 days
Average interest rate after adjusting for interest rate swaps	2.32%	2.23%	2.14%	1.97%
Weighted average maturity after adjusting for interest rate swaps	1,222 days	1,217 days	1,167 days	1,122 days

At March 31, 2019, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$15,000	2.50%	$—	—%	$15,000	2.50%
Less than 30 days	1,800,000	2.69	545,634	3.60	2,345,634	2.91
30 days to 90 days	1,400,000	2.66	—	—	1,400,000	2.66
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,215,000	2.68%	$545,634	3.60%	$3,760,634	2.81%
Weighted average maturity	33 days		18 days		31 days
Weighted average interest rate after adjusting for interest rate swaps					2.32%
Weighted average maturity after adjusting for interest rate swaps					1,222 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,421,455		$700,391		$4,121,846

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

Residential Mortgage Loans Held-for-Securitization

At March 31, 2019, we owned approximately $129.6 million of Non-QM loans, which are being held-for-securitization. Non-QM loans do not comply with the Consumer Financial Protection Bureau’s existing rules on Qualified Mortgages. Post-crisis, the Consumer Financial Protection Bureau, or the CFPB, issued rules on what is required for a loan to be qualified as a Qualified Mortgage, or QM. These rules have certain requirements, such as debt-to-income ratio, being fully-amortizing, and limits on loan fees. Non-QM loans do not comply with at least one of these requirements, but that does not necessarily imply that they carry more risk. Even though these loans may not have traditional documentation of income, such as a Form W-2 or paychecks, they generally have stated income and may have alternate documentation, such as bank statements, CPA letters, or tax returns. The loans we are acquiring have high FICO scores, as well as other strong borrower attributes, which are factors we analyze in making acquisitions. See Note 4, “Residential Mortgage Loans Held-for-Securitization,” to the accompanying unaudited consolidated financial statements for more information regarding the residential mortgage loans held-for-securitization.

These loans are financed by a warehouse line of credit. At March 31, 2019, the amount outstanding on this line of credit was $15.4 million. The interest rate on the amounts advanced under this line of credit is at LIBOR + 2.25%, which was approximately 4.75% for the three months ended March 31, 2019. Additionally, we paid a facility fee on this line of credit, which was $92 thousand for the three months ended March 31, 2019. The facility fee plus legal fees paid to secure this line of credit is being amortized over one year. See Note 9, “Fair Values of Financial Instruments,” to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

At March 31, 2019, we owned approximately $9.4 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment through consolidated securitization trusts) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 5, “Variable Interest Entities,” to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 9, “Fair Values of Financial Instruments,” to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At March 31, 2019, we owned 86 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.8 million. At December 31, 2018, we owned 86 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $13.8 million.

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

The following table relates to our interest rate swaps at March 31, 2019, December 30, 2018, September 30, 2018, and June 30, 2018:

	March 31,	December 31,	September 30,	June 30,
	2019	2018	2018	2018
Aggregate notional amount of interest rate swaps	$3.356 billion	$3.306 billion	$3.331 billion	$3.146 billion
Average maturity of interest rate swaps	3.9 years	3.9 years	3.9 years	4.0 years
Weighted average fixed-rate paid on interest rate swaps	2.13%	2.10%	2.04%	1.99%

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At March 31, 2019, the net unrealized loss in AOCI on the interest rate swaps was approximately $10.5 million, as compared to a net unrealized loss of approximately $11.5 million at December 31, 2018.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 9, and 15 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $3.76 billion at March 31, 2019. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.42 billion in Agency MBS and approximately $700.4 million in Non-Agency MBS. Our other significant sources of funds for the three months ended March 31, 2019 consisted of payments of principal from our MBS portfolio in the amount of approximately $185.7 million and proceeds from sales of MBS of approximately $903.8 million.

For the three months ended March 31, 2019, there was a net increase in cash, cash equivalents, and restricted cash of approximately $64.0 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended March 31, 2019 was approximately $26.1 million. This was comprised primarily of a net loss of approximately $20.0 million and adding back the following non-cash items: the amortization of premiums and discounts on MBS of approximately $5.9 million; depreciation on rental properties of approximately $119 thousand; amortization of restricted stock of $25 thousand; accretion of discount on Non-Agency MBS of approximately $1.2 million; net settlements on interest rate swaps of approximately $4.9 million; a gain on TBA Agency MBS, net of derivative income, of approximately $6.4 million; an unrealized gain on Agency MBS held as trading investments of approximately $14.9 million; and an unrealized loss on interest rate swaps of approximately $33.7 million; and a net loss on sales of MBS of approximately $13.5 million, offset by accretion of discount on residential mortgage loans of $29 thousand. Net cash provided by operating activities also included a decrease in reverse repurchase agreements of approximately $20 million; an increase in accrued expenses of approximately $2.1 million, offset by a decrease in prepaid expense and other assets of approximately $4.5 million; an increase in interest receivable of approximately $765 thousand; and a decrease in accrued interest payable of approximately $8.7 million;
•

Net cash provided by investing activities for the three months ended March 31, 2019 was approximately $74.8 million, which consisted of $185.7 million from principal payments on MBS; proceeds from sales of MBS of $903.8 million; and principal payments on residential mortgage loans of $832 thousand, partially offset by purchases of MBS of approximately $997.4 million; purchases of residential mortgage loans held-for-securitization of approximately $18 million; and improvements on residential properties of $195 thousand; and

•

Net cash used in financing activities for the three months ended March 31, 2019 was approximately $36.8 million. This consisted of borrowings on repurchase agreements of approximately $7.208 billion, offset by repayments on repurchase agreements of approximately $7.259 billion; borrowings from the warehouse line of credit $15.7 million; derivative counterparty margin of approximately $5.2 million; and net settlements on TBA Agency MBS of approximately $8.0 million, partially offset by dividends paid of approximately $12.8 million on common stock and dividends paid of approximately $2.3 million on preferred stock, partially offset by common stock issued of approximately $356 thousand.

At March 31, 2019, our leverage (excluding the ABS issued by securitization trusts) on total capital (including all preferred stock and junior subordinated notes) decreased from 6.2x at December 31, 2018 to 6.1x at March 31, 2019. The decrease in our leverage was due primarily to an increase in our capital (as described above), from $618.5 million at December 31, 2018 to $624.2 million at March 31, 2019, and a decrease in repurchase agreements and credit line outstanding, from $3.81 billion at December 31, 2018 to $3.78 billion at March 31, 2019.

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

During the three months ended March 31, 2019, we raised approximately $356 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended March 31, 2019, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or our common stock under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program, which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended March 31, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended March 31, 2019, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.

Stockholders’ Equity

We use available-for-sale treatment for the majority of our MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at March 31, 2019 was approximately $567.4 million. Common stockholders’ equity was approximately $469.1 million, or a book value of $4.76 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

Under available-for-sale accounting treatment, unrealized fluctuations in fair values of MBS are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are temporary, they do not impact GAAP income or taxable income but rather are reflected on our consolidated balance sheets by changing the carrying value of these assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income (loss) consisting of unrealized gains and losses.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheets may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income” on available-for-sale Agency MBS was approximately $2.5 million, or 0.07% of the amortized cost of our Agency MBS, at March 31, 2019. This, along with “Accumulated other comprehensive (loss), derivatives” of approximately $(10.5) million, and “Accumulated other comprehensive income, unrealized gain on Non-Agency MBS” of approximately $17.7 million, constituted the total “Accumulated other comprehensive income” of approximately $9.7 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: core earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles the Company’s net income to common stockholders for the three months ended March 31, 2019 to “core earnings” for the same period. Core earnings represents the net income to common stockholders (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three months ended March 31, 2019 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

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

These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the three months ended March 31, 2019. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended
	March 31, 2019
	Amount	Per Share
	(in thousands)
Net loss to common stockholders	$(22,267)	$(0.23)
Adjustments to derive core earnings:
Loss on sales of MBS	13,510	0.14
Unrealized (gain) loss on Agency MBS held as trading investments	(14,906)	(0.15)
Unrealized loss (gain) on interest rate swaps, net	33,718	0.34
(Gain) loss on derivatives-TBA Agency MBS, net	(6,429)	(0.06)
Net settlement on interest rate swaps after de-designation(1)	4,862	0.05
Dollar roll income on TBA Agency MBS(2)	1,975	0.02
Premium amortization on MBS	5,886	0.06
Paydown expense(3)	(4,520)	(0.05)
Depreciation expense on residential rental properties(4)	119	—
Core earnings	$11,948	$0.12
Basic weighted average number of shares outstanding	98,537

(1)

Net settlements on interest rate swaps after de-designation include all subsequent net payments made or received on interest rate swaps which were de-designated as hedges in August 2014 and also on any new interest rate swaps entered into after that date. These amounts are recorded in “Unrealized loss on interest rate swaps, net.”

(2)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “Loss on derivatives, net” that is shown on the Company’s consolidated statements of operations.

(3)

Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the three-month period.

(4)	Depreciation expense is added back in the core earnings calculation, as it is a non-cash item, and it is similarly added back in other companies’ calculation of core earnings or funds from operations.

Effective Net Interest Rate Spread

	Three Months Ended
	March 31, 2019
		Annualized
	Amount	Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$41,650	3.35%
Income-rental properties	436	0.04
Dollar roll income on TBA Agency MBS(1)	1,975	0.16
Premium amortization on Agency MBS	5,886	0.47
Paydown expense(2)	(4,520)	(0.36)
Total interest and other income and average asset yield, including TBA dollar roll income	$45,427	3.66%
Effective Cost of Funds:
Total interest expense	$33,117	2.96%
Net settlement on interest rate swaps after de-designation(3)	(4,862)	(0.44)
Effective total interest expense and effective cost of funds	$28,255	2.52%
Effective net interest rate spread		1.14%
Average earning assets	$4,966,309
Average borrowings	$4,481,309

(1)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “(Loss) gain on derivatives, net” that is shown on the Company’s consolidated statements of operations.

(2)

Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the three-month period.

(3)

Net settlements on interest rate swaps after de-designation include all subsequent net payments made or received on interest rate swaps which were de-designated as hedges in August 2014 and also on any new interest rate swaps entered into after that date. These amounts are recorded in “Unrealized loss on interest rate swaps, net.”

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

Our accounting policies are described in Note 1, “Organization and Significant Accounting Policies,” to the accompanying unaudited consolidated financial statements. Management believes the more significant of our accounting policies are the following:

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

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at March 31, 2019 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations. For more detail on the fair value of our Agency MBS, see Note 9, “Fair Values of Financial Instruments,” to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at March 31, 2019 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 9, “Fair Values of Financial Instruments,” to the accompanying unaudited consolidated financial statements.

Our MBS are valued using various market data points as described above, which management considers to be directly or indirectly observable parameters. Accordingly, our MBS are classified as Level 2 in the fair value hierarchy.

Residential Mortgage Loans Held-for-Securitization

Residential mortgage loans held-for-securitization are held at our wholly-owned subsidiary, Anworth Mortgage Loans, Inc., in connection with our intent to sponsor our own securitizations. Loans purchased with the intent to securitize are recorded on the trade date. Any fees associated with acquiring the loans held-for-securitization, as well as any premium paid to acquire the loans, are deferred. These are included in the loan balance and amortized using the effective interest yield method. Upon securitization, the costs of securitization such as underwriting fees, legal fees, and accounting fees are added to the loan balances and amortized using the effective interest yield method. Interest income is recorded as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on non-accrual status. When a non-accrual loan has been cured, meaning when all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternatively, nonaccrual loans may be placed back on accrual status after the loan is considered re-performing, generally when the loan has been current for 6 months.

The residential mortgage loans held-for-securitization are financed by warehouse lines of credit. Fees incurred in securing the credit line are deducted from the amount outstanding under the line and are amortized to interest expense over the term of the credit line. Under these borrowing facilities, we make various representations and warranties and the loans must also meet certain eligibility criteria. We may be required to remove a loan from a warehouse line of credit. The company does not maintain a loan repurchase reserve, as any risk of loss due to loan repurchase would normally be covered by recourse to the companies from which we acquired the loans.

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

Prior to March 18, 2014 and August 22, 2014 (the dates when we de-designated our interest rate swaps from hedge accounting), on the date we entered into a derivative contract, we designated the derivative as a hedge of the variability of cash flows that were to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that were highly effective and that were designated and qualified as a cash flow hedge, to the extent that the hedge was effective, were recorded in “other comprehensive income” and reclassified to income when the forecasted transaction affected income (e.g., when periodic settlement interest payments were due on repurchase agreements). The swap agreements were carried on our consolidated balance sheets at their fair value based on values obtained from large financial institutions who were market makers for these types of instruments. Hedge ineffectiveness, if any, was recorded in current-period income.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “Accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our consolidated balance sheets, recognizing changes in the fair value in current-period income. At March 31, 2019, none of our derivative instruments were designated as hedges for accounting purposes.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 9, and 15 to the accompanying unaudited consolidated financial statements.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements, the date adoption is required, and the impact on our consolidated financial statements is contained in Note 1, “Organization and Significant Accounting Policies,” to the accompanying unaudited consolidated financial statements.

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

Actions of the Federal Reserve

At its May 1, 2019 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, maintained the Fed Funds rate at its target range of 2.25% to 2.50%. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations, and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

On June 23, 2016, the citizens of the United Kingdom voted to leave, or Brexit, the European Union, or the EU. The United Kingdom had two years from its formal notification of withdrawal (given on March 29, 2017) from the EU to negotiate a new treaty to replace the terms of its EU membership. The United Kingdom was due to leave the EU in March 2019 and EU leaders have now adopted formal guidelines about the future relationship between the EU and the United Kingdom. However, the recent shakeup in British Prime Minister May’s government and the British Parliament vote against the UK/EU post-Brexit deal leaves uncertain the status of the UK’s relationship with the EU post-Brexit. It is unknown at this time what effects the Brexit vote and the UK/EU relationship will have on interest rates, on stock markets (over the longer term), and the effect on the U.S. economy and the global economy.

Subsequent Events

Effective April 1, 2019, the conversion rate of our Series B Preferred Stock increased from 5.2588 shares of our common stock to 5.3539 shares of our common stock based upon the common stock dividend of $0.13 that was declared on March 14, 2019.

On April 4, 2019, we filed a new shelf registration statement on Form S-3 with the SEC, pursuant to which we may offer up to $490,236,182 of our capital stock, due to the upcoming expiration of our prior registration statement. The new shelf registration statement was declared effective by the SEC on April 19, 2019.

On April 30, 2019, we settled on an aggregate of $74.5 million (including premium and accrued interest) of Non-QM residential mortgage loans that we acquired during the quarter ended March 31, 2019.

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

We also fund the acquisition of fixed-rate assets with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisitions of fixed-rate assets are subject to increases while the income we receive from these assets remains fixed. This reduces or could eliminate the net interest spread between the fixed-rate assets that we purchase and our borrowings used to purchase them, which could negatively impact our net operating income.

At March 31, 2019, our MBS and the related borrowings will prospectively reprice based on the following time frames:

March 31, 2019

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$348,424	7.7%	$—	—%
20-year fixed-rate investments	361,150	8.0	—	—
30-year fixed-rate investments	1,611,022	35.7	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	121,976	2.7	3,215,000	85.5
Greater than 3 months and less than 1 year	761,674	16.9	—	—
Greater than 1 year and less than 3 years	132,370	2.9	—	—
Greater than 3 years and less than 5 years	285,840	6.4	—	—
Greater than 5 years	122,635	2.7	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	47,045	1.0	545,634	14.5
Hybrid MBS	22,221	0.5	—	—
Fixed-rate MBS	699,331	15.5	—	—
Total MBS Portfolio	$4,513,688	100.0%	$3,760,634	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2018, our MBS and the related borrowings will prospectively reprice based on the following time frames:

December 31, 2018

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$892,451	20.5%	$—	—%
20-year fixed-rate investments	366,502	8.5	—	—
30-year fixed-rate investments	742,361	17.1	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	111,676	2.6	3,235,000	84.9
Greater than 3 months and less than 1 year	805,092	18.6	—	—
Greater than 1 year and less than 3 years	205,324	4.7	—	—
Greater than 3 years and less than 5 years	299,870	6.8	—	—
Greater than 5 years	125,443	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	47,680	1.1	576,627	15.1
Hybrid MBS	22,190	0.5	—	—
Fixed-rate MBS	725,333	16.7	—	—
Total MBS Portfolio	$4,343,922	100.0%	$3,811,627	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

Most of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. At March 31, 2019, the fair value adjustment of our MBS reflected in AOCI increased to positive adjustment (other comprehensive income) of approximately $20.2 million from a negative adjustment (other comprehensive income) of approximately $(19.3) million at December 31, 2018.

Real Estate Risk

Non-Agency MBS and residential property values are subject to volatility and may be affected adversely by a number of factors including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality; age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral for mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our Non-Agency MBS and loan investments.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at

March 31, 2019, our Agency MBS had a weighted average term to next rate adjustment of approximately 24 months while our borrowings had a weighted average term to next rate adjustment of 31 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,222 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

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

At March 31, 2019, we had unrestricted cash of approximately $22.0 million, $323.6 million in unpledged Agency MBS (this includes approximately $228 million in acquired Agency MBS that settled in April 2019), and $68.2 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

We retain the risk of potential credit losses on all of our residential mortgage loans. We seek to manage this risk by reviewing key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores, and debt yields. These characteristics assist us in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.

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

March 31, 2019 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(2)%	(55)%	(1.4)%
(1)%	(31)%	(0.6)%
0%	0%	0%
1%	23%	(0.5)%
2%	42%	(1.8)%

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness in design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A.      Risk Factors

There have been no material changes during the last quarter with regard to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following are modifications to existing risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  The materialization of any risks and uncertainties identified below and in our forward-looking statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

The U.S. government may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Changes by the U.S. government on U.S. fiscal and tax policies, trade, healthcare, immigration, foreign policies, and governmental regulations may impact the residential mortgage and real estate markets, the U.S. economy, and the broader global economy. At its May 1, 2019 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, maintained the Fed Funds rate at its target range of 2.25% to 2.50%. We cannot predict whether or when such other actions or policies may occur or what impact, if any, such actions or policies could have on our business, results of operations and financial condition. These actions or policy changes could negatively affect our business. Until we know what policy changes are made and how these changes impact our business and the business of others that compete in our markets, over the long-term, we cannot predict whether we will benefit from such changes or be negatively affected by them.

A failure by the U.S. government to reduce its budget deficit, resolve future debt ceiling or government funding crises or a further downgrade of U.S. sovereign debt and government-sponsored agency debt, could have a material adverse impact on our borrowings and the valuations of our mortgage-related assets and may have a material adverse impact on our stock price, financial condition and results of operations.

There continues to be concerns over the ability of the U.S. government to reduce its budget deficit and resolve its debt and continued government funding crises. The U.S. sovereign debt and government-sponsored agency debt credit ratings continue to be monitored to account for the risk that U.S. lawmakers fail to reduce its overall debt.

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In February 2019, Congress reached a tentative deal on the funding of U.S. government operations to avoid another government shut-down. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or avoid government shutdowns, or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt, could have a material adverse effect on the U.S. economy and the global economy.

In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and impaired access to credit. These factors could negatively impact our borrowing costs, our liquidity and the valuation of the mortgage-

related assets we currently own in our portfolio, which could have a material adverse impact on our stock price, financial condition and our results of operations.

We are subject to the risk that domestic and international crises, despite efforts by global governments to address such crises, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results.

In the years following the financial and credit crisis of 2007-2008, several large European banks experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world's largest economic countries also implemented interest rate cuts. There is no assurance that these and other plans and programs will be successful in addressing global credit crises or in preventing other banks from failing. If unsuccessful, this could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

As the European credit crisis continues, there is a continuing risk to the financial condition and stability of major European banks. Many of the European banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing and warehouse lines of credit for the acquisition of various mortgage-related investments.

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

The U.S. government, through the Federal Housing Administration and the Federal Deposit Insurance Corporation, has implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or extending the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners. Loan modifications may lead to fewer foreclosures and reduce losses on loans arising from foreclosures. However, loan modifications and refinancings may also result in significant reductions in cash flows to the holders of mortgage-related investments. These loan modification programs, as well as future legislative or regulatory actions that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, the mortgage-related investments in which we invest.

Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices and penalties, or otherwise harm our business.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, including measures to ensure that encryption of users' data does not hinder law enforcement agencies' access to data. In addition, the interpretation and application of consumer and data protection laws in the United States, Europe, and in other countries in the world are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data protection or with the data protection on service providers that we rely upon. If borrower or consumer data, including personally identifiable information, is lost, exposed, stolen, or subject to unauthorized access or use as a result of accidents, error, or malfeasance by employees, independent contractors, or others working for us on our behalf, we may be liable for losses suffered by individuals whose identities are stolen as a result of a data breach on the systems used by our various service providers, and any liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals and providing credit monitoring services to them as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues and profits. Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation, or the GDPR, which became effective in the European Union, or the EU, on May 25, 2018, not only applies to companies and organizations in the EU but also applies to organizations based outside the EU if they collect or process personal data of individuals located inside the EU. According to the European Commission, personal data is any information relating to an individual, whether it relates to his or her private, professional or public life, and can include anything such as a name, a home address, an email address, bank details, or medical information.

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

Risks Related to Our Financings and Leverage

If we are unable to negotiate favorable terms and conditions on future borrowing arrangements with one or more of our lenders, our ability to acquire investments for our portfolio, our financial condition and earnings could be negatively impacted.

The terms and conditions of each borrowing arrangement with our lenders are negotiated on a transaction-by-transaction basis. Our access to financing depends upon many factors over which we have little or no control including, but not limited to: general market conditions; each lender's view of the quality and value of our assets and our liquidity; regulatory requirements; our current and future earnings potential; and the market price of our stock. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. We cannot assure you that we will be able to continue to negotiate favorable terms and conditions on our future borrowing arrangements. This could negatively impact our ability to acquire investments for our portfolio.

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

If one or more major market participants fail, it could negatively impact the marketability of mortgage-related assets, and this could negatively affect the value of the investments in our portfolio, thus reducing our book value.

Our leveraging strategy increases the risks of our operations.

Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors. including a decline in the market value of, or a default on, a mortgage-related asset:

•The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

•Substantially all of our borrowings are secured by our mortgage-related assets. A decline in the market value of the assets used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell our investments under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the investments, we would experience losses.

•A default of a mortgage-related asset that constitutes collateral for our borrowings could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

We may incur increased borrowing costs related to repurchase agreements and other borrowing facilities that would adversely affect our profitability and our book value.

If interest rates on our repurchase agreements and on other borrowing facilities increase, that would harm our profitability. Our borrowing costs under repurchase agreements and other short-term borrowing facilities generally correspond to short-term interest rates such as LIBOR, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

•the movement of interest rates;

•the availability of financing in the market; and

•the value and liquidity of our mortgage-related assets.

Our use of repurchase agreements and other credit facilities to borrow funds may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

Our borrowings under repurchase agreements and other credit facilities may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, the use of borrowing agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

Risks Related to Our Investments and Investment Activity

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

Additionally, a flat or inverted yield curve may negatively impact the pricing of our securities. According to U.S. GAAP, if the values of our securities decrease, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets.

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

Interest rate mismatches between our adjustable-rate investments and our borrowings used to fund our purchases of these assets may reduce our income during periods of changing interest rates.

We fund most of our acquisitions of adjustable-rate investments (including hybrid adjustable-rate investments) with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our investments. Accordingly, if short-term interest rates increase, this may harm our profitability.

The interest rates of adjustable-rate investments may vary over time based upon changes in a short-term interest rate index. Therefore, in most cases, the interest rate indices and repricing terms of these adjustable-rate investments that we acquire and their funding sources will not be identical, thereby creating an interest rate mismatch between our assets and liabilities. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these mismatches could reduce our net income, dividend yield and the market price of our stock.

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate investments. For example, at March 31, 2019, our Agency MBS had a weighted average term to next rate adjustment of approximately 24 months, while our borrowings had a weighted average term to next rate adjustment of 31 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,222 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate investments.

We invest in securities in the developing Credit Risk Transfer sector that are subject to mortgage credit risk.

We invest in securities in the developing Credit Risk Transfer sector, or the CRT Sector. The CRT Sector is comprised of the risk sharing transactions issued by Fannie Mae, or CAS, and Freddie Mac, or STACR, and similarly structured transactions arranged by third party market principals. The securities issued in the CRT Sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. Currently, CAS and STACR transactions are structured and unsecured and unguaranteed bonds issued by Fannie Mae and Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages originated and guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT Sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities. The holder of the securities in the CRT Sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. Investments in securities in the CRT Sector could cause us to incur losses of income from, and/or losses in market value relating to, those assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the three months ended March 31, 2019. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 15, 2019 as DEF 14A.

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 7, 2019	/s/ JOSEPH E. MCADAMS
Joseph E. McAdams
Chief Executive Officer and President
(Chief Executive Officer)

Dated: May 7, 2019	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)