Form 10-Q
period 2019-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2019-08-06
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 5, 2019, the registrant had 98,760,388 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
		(audited)
ASSETS
Agency MBS at fair value (including $2,809,288 and $3,433,252 pledged to counterparties at June 30, 2019 and December 31, 2018, respectively)	$2,946,321	$3,548,719
Non-Agency MBS at fair value (including $643,686 and $726,428 pledged to counterparties at June 30, 2019 and December 31, 2018, respectively)	718,109	795,203
Residential mortgage loans held-for-securitization	121,715	11,660
Residential mortgage loans held-for-investment through consolidated securitization trusts(1)	514,749	549,016
Residential real estate	13,658	13,782
Cash and cash equivalents	17,028	3,165
Reverse repurchase agreements	—	20,000
Restricted cash	122,403	30,296
Interest receivable	17,330	16,872
Derivative instruments at fair value	5,003	46,207
Right to use asset-operating lease	1,525	1,794
Prepaid expenses and other assets	2,842	2,986
Total Assets	$4,480,683	$5,039,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$21,246	$24,828
Repurchase agreements	3,155,843	3,811,627
Warehouse line of credit	92,511	—
Asset-backed securities issued by securitization trusts(1)	505,385	539,651
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	68,695	15,901
Derivative counterparty margin	604	—
Dividends payable on preferred stock	2,297	2,297
Dividends payable on common stock	10,855	12,803
Payable for purchased loans	16,098	11,660
Accrued expenses and other liabilities	3,177	654
Long-term lease obligation	1,525	1,794
Total Liabilities	$3,915,616	$4,458,595
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $50,257, respectively); 2,010 and 2,010 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	48,626	48,944
Common Stock: par value $0.01 per share; authorized 200,000 shares, 98,683 and 98,483 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	987	985
Additional paid-in capital	982,770	981,964
Accumulated other comprehensive income (loss) consisting of unrealized gains and losses	48,614	(30,792)
Accumulated deficit	(581,922)	(485,988)
Total Stockholders’ Equity	$545,612	$561,650
Total Liabilities and Stockholders’ Equity	$4,480,683	$5,039,700

(1)

The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At June 30, 2019 and December 31, 2018, total assets of the consolidated VIEs were $516 million and $551 million (including accrued interest receivable of $1.7 million and $1.8 million), respectively (which is recorded above in the line item entitled “Interest receivable”), and total liabilities were $507 million and $541 million (including accrued interest payable of $1.7 million and $1.7 million), respectively (which is recorded in the line item above entitled “Accrued interest payable”). Please refer to Note 5, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and other income:
Interest-Agency MBS	$24,137	$24,814	$49,848	$48,871
Interest-Non-Agency MBS	9,659	9,902	20,125	19,910
Interest-residential securitized mortgage loans	5,259	5,955	10,627	12,194
Interest-residential mortgage loans held-for-securitization	1,036	—	1,122	—
Other interest income	20	44	39	72
	40,111	40,715	81,761	81,047
Interest expense:
Interest expense on repurchase agreements	25,979	22,028	53,116	41,122
Interest expense on asset-backed securities	5,091	5,797	10,291	11,867
Interest expense on warehouse line of credit	1,057	—	1,290	—
Interest expense on junior subordinated notes	542	504	1,088	951
	32,669	28,329	65,785	53,940
Net interest income	7,442	12,386	15,976	27,107
Operating expenses:
Management fee to related party	(1,713)	(1,666)	(3,438)	(3,403)
Rental properties depreciation and expenses	(367)	(405)	(723)	(792)
General and administrative expenses	(1,033)	(1,324)	(2,001)	(2,434)
Total operating expenses	(3,113)	(3,395)	(6,162)	(6,629)
Other income (loss):
Income-rental properties	453	445	890	897
Realized net gain (loss) on sales of available-for-sale MBS	444	—	(5,703)	(11,987)
Realized gain (loss) on sales of Agency MBS held as trading investments	234	—	(7,128)	(7,327)
Impairment charge on Non-Agency MBS	(606)	(1,757)	(606)	(1,757)
Unrealized gain (loss) on Agency MBS held as trading investments	989	(2,677)	15,895	(11,567)
(Loss) gain on derivatives, net	(53,543)	9,930	(80,832)	23,342
Recovery on Non-Agency MBS	—	1	—	1
Total other (loss) income	(52,029)	5,942	(77,484)	(8,398)
Net (loss) income	$(47,700)	$14,933	$(67,670)	$12,080
Dividends on preferred stock	(2,297)	(2,297)	(4,595)	(4,595)
Net (loss) income to common stockholders	$(49,997)	$12,636	$(72,265)	$7,485
Basic (loss) income per common share	$(0.51)	$0.13	$(0.73)	$0.08
Diluted (loss) income per common share	$(0.51)	$0.13	$(0.73)	$0.08
Basic weighted average number of shares outstanding	98,635	98,271	98,586	98,228
Diluted weighted average number of shares outstanding	98,635	102,205	98,586	102,132

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(47,700)	$14,933	$(67,670)	$12,080
Available-for-sale Agency MBS, fair value adjustment	28,822	(13,847)	53,953	(49,328)
Reclassification adjustment for (gain) loss on sales of Agency MBS included in net (loss) income	(444)	—	5,703	11,945
Available-for-sale Non-Agency MBS, fair value adjustment	9,571	(1,558)	17,758	(891)
Reclassification adjustment for (gain) loss on sales of Non-Agency MBS included in net (loss) income	—	—	(22)	42
Amortization of unrealized gains on interest rate swaps remaining in other comprehensive (loss) income	1,011	1,023	2,014	1,963
Reclassification adjustment for interest (income) on interest rate swaps included in net (loss) income	—	(18)	—	(212)
Other comprehensive income (loss)	38,960	(14,400)	79,406	(36,481)
Comprehensive (loss) income	$(8,740)	$533	$11,736	$(24,401)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
For the Three Months Ended	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
March 31, 2019 and June 30, 2019	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2018	1,919	2,010	98,483	$46,537	$48,944	$985	$981,964	$(28,824)	$9,563	$(11,531)	$(485,988)	$561,650
Issuance of common stock			82			1	355					356
Other comprehensive income, fair value adjustments and reclassifications								31,278	8,165	1,003		40,446
Net (loss)											(19,970)	(19,970)
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.13 per common share											(12,815)	(12,815)
Balance, March 31, 2019	1,919	2,010	98,565	$46,537	$48,944	$986	$982,344	$2,454	$17,728	$(10,528)	$(521,070)	$567,395
Issuance of common stock			118			1	401					402
Other comprehensive income, fair value adjustments and reclassifications								28,378	9,571	1,011		38,960
Net (loss)											(47,700)	(47,700)
Amortization of restricted stock							25					25
Amortization of shelf offering expenses					(318)							(318)
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.11 per common share											(10,855)	(10,855)
Balance, June 30, 2019	1,919	2,010	98,683	$46,537	$48,626	$987	$982,770	$30,832	27,299	$(9,517)	$(581,922)	$545,612

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
For the Three Months Ended	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
March 31, 2018 and June 30, 2018	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2017	1,919	1,989	98,137	$46,537	$48,420	$981	$980,243	$2,163	$30,201	$(15,344)	$(415,235)	$677,967
Issuance of Series C Preferred Stock		21			524							524
Issuance of common stock			75			1	365					366
Other comprehensive income, fair value adjustments and reclassifications								(23,536)	709	746		(22,081)
Net (loss)											(2,853)	(2,853)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.15 per common share											(14,732)	(14,732)
Balance, March 31, 2018	1,919	2,010	98,212	$46,537	$48,944	$982	$980,632	$(21,373)	$30,910	$(14,598)	$(435,118)	$636,917
Issuance of common stock			92			1	430					431
Other comprehensive income, fair value adjustments and reclassifications								(13,847)	(1,558)	1,005		(14,400)
Net income											14,933	14,933
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(957)	(957)
Dividend declared - $0.14 per common share											(13,763)	(13,763)
Balance, June 30, 2018	1,919	2,010	98,304	$46,537	$48,944	$983	$981,087	$(35,220)	$29,352	$(13,593)	$(436,245)	$621,846

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Activities:
Net (loss) income	$(47,700)	$14,933	$(67,670)	$12,080
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premium on MBS	7,548	6,354	13,434	13,955
Amortization/accretion of market yield adjustments (Non-Agency MBS)	1,473	1,768	2,695	3,597
Accretion of discount (residential mortgage loans)	(29)	(28)	(58)	(56)
Depreciation on rental properties	119	118	238	236
Amortization of premium on residential loans	16	—	16	—
Realized (gain) loss on sales of available-for-sale MBS	(444)	—	5,703	11,987
Realized (gain) loss on sales of Agency MBS held as trading investments	(234)	—	7,128	7,327
Unrealized (gain) loss on Agency MBS held as trading investments	(989)	2,677	(15,895)	11,567
Impairment charge on Non-Agency MBS	606	1,757	606	1,757
Impairment charge on residential mortgage loans held-for-investment	—	—	—	18
Amortization of restricted stock	25	25	50	50
Recovery on Non-Agency MBS	—	(1)	—	(1)
Net settlements received on interest rate swaps, net of amortization	4,395	2,256	9,256	1,660
Unrealized loss (gain) on interest rate swaps, net	57,710	(13,856)	91,429	(39,250)
(Gain) loss on derivatives, net of derivative income - TBA Agency MBS	(4,167)	3,926	(10,596)	15,907
Changes in assets and liabilities:
Decrease in reverse repurchase agreements	—	—	20,000	—
Decrease in interest receivable	1,932	446	1,167	472
Decrease (increase) in prepaid expenses and other	1,048	5,822	(3,498)	69
Increase (decrease) in accrued interest payable	6,514	7,777	(2,191)	6,251
Increase in accrued expenses and payables	12,097	1,500	14,161	6,650
Net cash provided by operating activities	$39,920	$35,474	$65,975	$54,276
Investing Activities:
MBS Portfolios:
Proceeds from sales	$1,335,932	$—	$2,239,754	$589,073
Purchases	(933,121)	(52,169)	(1,930,488)	(724,259)
Principal payments	248,845	259,504	434,537	469,111
Residential mortgage loans held-for-securitization:
Purchases	(102,467)	—	(120,495)	—
Principal payments	3,674	—	4,476	—
Residential mortgage loans held-for-investment through consolidated securitization trusts:
Principal payments	30	28	60	56
Residential properties purchases	(25)	(26)	(220)	(80)
Net cash provided by investing activities	$552,868	$207,337	$627,624	$333,901
Financing Activities:
Borrowings from repurchase agreements	$7,324,227	$5,533,087	$14,531,967	$12,493,057
Repayments on repurchase agreements	(7,929,018)	(5,760,404)	(15,187,751)	(12,840,272)
Borrowings from warehouse line of credit	80,006	—	95,722	—
Repayments on warehouse line of credit	(3,023)	—	(3,023)	—
Net settlements of TBA Agency MBS Contracts	6,986	(4,246)	15,008	(19,094)
Termination of de-designated interest rate swaps	(10,385)	—	(10,385)	—
Derivative counterparty margin	(4,635)	—	603	—
Proceeds from common stock issued	402	431	758	797
Proceeds (amortization) on Series C Preferred Stock issued	(318)	—	(318)	525
Preferred Stock dividends paid	(2,297)	(2,297)	(4,594)	(4,575)
Common stock dividends paid	(12,813)	(14,732)	(25,616)	(29,452)
Net cash (used in) financing activities	$(550,868)	$(248,161)	$(587,629)	$(399,014)
Net increase (decrease) in cash, cash equivalents, and restricted cash	41,920	(5,350)	105,970	(10,837)
Cash, cash equivalents, and restricted cash at beginning of period	97,511	17,943	33,461	23,430
Cash, cash equivalents, and restricted cash at end of period	$139,431	$12,593	$139,431	$12,593
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$17,694	$12,500	$49,306	$34,162
Change in payables for MBS purchased	$(227,997)	$—	$—	$—
Change in payables for residential mortgage loans purchased	$(102,938)	$—	$(2,282)	$—

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

▪

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

▪

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and

▪

Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 49) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by warehouse lines of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Our Manager is supervised by our Board and is responsible for administering our day-to-day operations. In addition, our Manager is responsible for (i) the selection, purchase, and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with portfolio management, administrative, and other services relating to our assets and operations as may be appropriate.

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

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity, or VIEs, because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. We classify the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment through consolidated securitization trusts in our consolidated balance sheets. The ABS issued to third parties are recorded as liabilities on our consolidated balance sheets. We record interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in our consolidated statements of operations. We record the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 5, “Variable Interest Entities,” for additional information regarding the impact of consolidation of securitization trusts.

The consolidated securitization trusts are VIEs because the securitization trusts do not have equity that meets the definition of GAAP equity at risk. In determining if a securitization trust should be consolidated, we evaluate (in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810‑10) whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. We determined that we are the primary beneficiary of certain securitization trusts because we have certain delinquency and default oversight rights on residential mortgage loans. In addition, we own the most subordinated class of ABS issued by the securitization trusts and has the obligation to absorb losses and right to receive benefits from the securitization trusts that could potentially be significant to the securitization trusts. We assess modifications, if any, to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change our initial consolidation assessment.

Change in Basis of Presentation

In accordance with ASU 2016-2, “Leases,” we have recorded on our unaudited consolidated balance sheets a “Right to Use Asset-Operating Lease,” and the related “Long-Term Lease Obligation.” All prior period information is presented in the same manner for conformity.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less, including U.S. Treasury bills. The carrying amount of cash equivalents approximates their fair value. Restricted cash includes cash pledged as collateral to counterparties on various derivative transactions.

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

We classify our MBS as either trading investments, available-for-sale investments, or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify most of our MBS as available-for-sale. We had also designated a portion of our MBS as trading investments. As of June 30, 2019, we did not have any MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Accumulated other comprehensive income (loss)” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income (loss)” on our consolidated balance sheets to “Net (loss) income” on our consolidated statements of operations. Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations.

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

Accounting for Derivative and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Gain (loss) on derivatives” and specifically identified as either relating to interest rate swaps or TBA Agency MBS. For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective,” as defined by ASC 815‑10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a “cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements). Hedge ineffectiveness, if any, is recorded in current period income. Fair value hedges protect against exposures to changes in the fair value of a recognized asset. ASC 815 requires companies to recognize in income, in the period that the changes in fair value occur, any gains or losses from any ineffectiveness in the hedging relationship.

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

Credit Risk

As of June 30, 2019, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on MBS issued by Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy their guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding-down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac,

Fannie Mae, and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to credit losses that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. Based on the criteria in ASC 320‑10, the determination of whether a security is other-than-temporarily impaired, or OTTI, involves judgments and assumptions based on both subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or (iii) we do not expect to recover its amortized cost basis (i.e., there is a credit-related loss). The following are among, but not all of, the factors considered in determining whether and to what extent an OTTI exists and the portion that is related to credit loss: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, and public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired, is also subjective, and therefore constitutes material estimates that are susceptible to significant change.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2019 relative to any tax positions taken prior to January 1, 2019. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; however, no such accruals existed at June 30, 2019. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2014 and 2013, respectively.

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

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and TBA Agency MBS. The following represents the Company’s restricted cash balances at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(in thousands)
Restricted cash - interest rate swaps and TBA Agency MBS margin calls	$122,403	$30,296

NOTE 3. MORTGAGE-BACKED SECURITIES

The following tables summarize our Agency MBS and Non-Agency MBS at June 30, 2019 and December 31, 2018, which are carried at their fair value:

June 30, 2019

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$1,316,268	$1,585,007	$2,901,275	$690,810	$3,592,085
Paydowns receivable(1)	13,815	—	13,815	—	13,815
Unrealized gains	16,322	21,153	37,475	33,212	70,687
Unrealized losses	(3,938)	(2,306)	(6,244)	(5,913)	(12,157)
Fair value	$1,342,467	$1,603,854	$2,946,321	$718,109	$3,664,430

			15-Year	20-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate	Fixed-Rate	Fixed-Rate	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$643,299	$498,193	$54,312	$210,305	$1,495,166	$2,901,275	$690,810	$3,592,085
Paydowns receivable(1)	9,207	4,608	—	—	—	13,815	—	13,815
Unrealized gains	11,271	240	754	337	24,873	37,475	33,212	70,687
Unrealized losses	(1,183)	(4,511)	—	(373)	(177)	(6,244)	(5,913)	(12,157)
Fair value	$662,594	$498,530	$55,066	$210,269	$1,519,862	$2,946,321	$718,109	$3,664,430

(1)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended June 30, 2019, we sold approximately $1.34 billion of Agency MBS and realized gross gains of approximately $5.0 million and gross losses of approximately $4.3 million. During the six months ended

June 30, 2019, we sold approximately $2.24 billion of Agency MBS and realized gross losses of approximately $20.5 million and gross gains of approximately $7.7 million. During the three months ended June 30, 2018, we did not sell any Agency MBS. During the six months ended June 30, 2018, we sold approximately $583.2 million of Agency MBS and realized gross losses of approximately $19.3 million. During the three months ended June 30, 2019, no Non-Agency bonds were sold. During the six months ended June 30, 2019, Non-Agency bonds of approximately $20 million were called and we realized a gross gain of approximately $22 thousand. During the three months ended June 30, 2018, we did not sell any Non-Agency MBS. During the six months ended June 30, 2018, we sold approximately $5.8 million of Non-Agency MBS and recognized gross losses of approximately $42 thousand.

During the three months ended June 30, 2019, we had unrealized gains on trading investments of approximately $1.0 million. During the six months ended June 30, 2019, we had unrealized gains on trading investments of $15.9 million. During the three months ended June 30, 2018, we had gross unrealized losses on trading investments of approximately $2.7 million. During the six months ended June 30, 2018, we had gross unrealized losses on trading investments of approximately $11.6 million.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected, and estimated fair value, of the Non-Agency MBS held at carrying value acquired by the Company for the three and six months ended June 30, 2019 and cumulatively at June 30, 2019 and December 31, 2018:

	Change During the	Change During the
	Three Months Ended	Six Months Ended	At	At
	June 30,	June 30,	June 30,	December 31,
	2019	2019	2019	2018
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$(20,998)	(39,834)	$780,774	$820,608
Contractual principal not expected to be collected (non-accretable yield)	3,789	9,062	(323,824)	(332,886)
Expected cash flows to be collected	(17,209)	(30,772)	456,950	487,722
Market yield adjustment	(1,517)	(3,186)	134,051	137,237
Unrealized gain, net	8,718	15,366	25,794	10,428
Fair value	(10,008)	(18,592)	616,795	635,387
Fair value of other Non-Agency MBS (without credit deterioration)	(40,480)	(58,502)	101,314	159,816
Total fair value of Non-Agency MBS	$(50,488)	(77,094)	$718,109	$795,203

The following table presents the change for the three and six months ended June 30, 2019 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019		2019
	Market Yield	Non-	Market Yield	Non-
	Adjustment	Accretable	Adjustment	Accretable
	(in thousands)
Balance at beginning of period	$135,568	$(327,613)	$137,237	$(332,886)
Accretion of discount	(1,517)	—	(3,186)	—
Purchases	—	—	—	—
Realized credit losses	—	4,395	—	9,668
Sales	—	—	—	—
Impairment charge	—	(606)	—	(606)
Transfer	—	—	—	—
Other	—	—	—	—
Balance at end of period	$134,051	$(323,824)	$134,051	$(323,824)

The following tables show the gross unrealized losses and fair value of those individual securities in our available-for-sale MBS portfolio that were in a continuous unrealized loss position at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time:

June 30, 2019

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	10	$45,613	$(91)	81	$893,331	$(6,153)	91	$938,944	$(6,244)
Non-Agency MBS	19	$91,521	$(1,666)	15	$86,213	$(4,247)	34	$177,734	$(5,913)

December 31, 2018

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	47	$859,060	$(6,484)	166	$1,301,348	$(36,937)	213	$2,160,408	$(43,421)
Non-Agency MBS	56	$329,108	$(5,886)	12	$72,514	$(5,304)	68	$401,622	$(11,190)

We do not consider those available-for-sale Agency MBS, or AFS MBS, that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in AFS MBS were caused by fluctuations in interest rates. We purchased the AFS MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the GSEs. Since September 2008, the GSEs have been in the conservatorship of the U.S. government. At June 30, 2019, we did not expect to sell the AFS MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the AFS MBS is attributable to changes in interest rates and not the credit quality of the AFS MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2019. At June 30, 2019, we no longer had any Trading Agency MBS. At December 31, 2018, there was an aggregate of approximately $15.9 million in unrealized losses on Trading Agency MBS that was not included in the table above, as they were previously recognized on our consolidated statements of operations.

The unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. During the three months ended June 30, 2019, six bonds were impaired for approximately $606 thousand. At June 30, 2019, we did not expect to sell the remaining Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of these Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2019.

NOTE 4. RESIDENTIAL MORTGAGE LOANS HELD-FOR-SECURITIZATION

At June 30, 2019, we owned approximately $121.7 million of Non-QM residential mortgage loans held-for-securitization. At December 31, 2018, we owned approximately $11.7 of residential mortgage loans held-for-securitization.

The following table details the carrying value for residential mortgage loans held-for-securitization at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(in thousands)
Principal balance	$118,769	$11,281
Unamortized premium and costs, net of discount	2,946	379
Carrying value	$121,715	$11,660

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-securitization for the three and six months ended June 30, 2019 and for the year ended December 31, 2018:

	Three Months Ended	Six Months Ended	For the Year Ended
	June 30,	June 30,	December 31,
	2019	2019	2018
	(in thousands)
Balance at beginning of period	$129,583	$11,660	$—
Loan acquisitions	6,085	124,850	11,660
Deductions during period:
Principal paydowns and other deductions(1)	(13,939)	(14,779)	—
Amortization of premium	(14)	(16)	—
Balance at end of period	$121,715	$121,715	$11,660

(1)	This includes approximately $8 million in mortgage loans fallout (loans previously committed to purchase that will not settle due to documentation deficiencies by the originator).

The following table details various portfolio characteristics of the residential mortgage loans held-for-securitization at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(dollar amounts in thousands)
Portfolio Characteristics:
12-months bank statements	2	2
24-months bank statements	24	17
Alt documentation	218	—
Full documentation	7	2
Paid in full	—	1
Number of loans	251	22
Current principal balance	$118,769	$11,281
Average loan balance	$473	$513
Net weighted average coupon rate	5.57%	5.95%
Weighted average FICO score	746	722
Weighted average LTV (loan-to-value)	69	77
Weighted average DTI (debt-to-income)	39	40
Performance:
Current	$118,769	$11,281
Total	$118,769	$11,281

The following table summarizes the geographic concentrations of residential mortgage loans held-for-securitization at June 30, 2019 and December 31, 2018 based on principal balance outstanding:

	June 30,	December 31,
State	2019	2018
California	79%	49%
Florida	7	43
Texas	—	5
Other states (none greater than 5%)	14	3
Total	100%	100%

NOTE 5. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(in thousands)
Residential mortgage loans held-for-investment through consolidated securitization trusts	$514,749	$549,016
Accrued interest receivable	1,699	1,792
Total assets	$516,448	$550,808
Accrued interest payable	$1,654	$1,746
Asset-backed securities issued by securitization trusts	505,385	539,651
Total liabilities	$507,039	$541,397

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended June 30, 2019.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. During the three and six months ended June 30, 2019, we did not sell any of our investment in these trusts. During the year ended December 31, 2018, we did not sell any of our investment in these trusts.

The following table details the carrying value for residential mortgage loans held-for-investment through consolidated securitization trusts at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(in thousands)
Principal balance	$512,436	$545,881
Unamortized premium, net of discount	2,488	3,321
Allowance for loan losses	(175)	(186)
Carrying value	$514,749	$549,016

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment through consolidated securitization trusts for the three and six months ended June 30, 2019 and June 30,

2018 and for the year ended December 31, 2018:

	Three Months	Six Months	Three Months	Six Months	For the Year
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	December 31,
	2019	2019	2018	2018	2018
	(in thousands)
Balance at beginning of period	$535,077	$549,016	$611,006	$639,351	$639,351
Loan acquisitions	—	—	—	—	—
Deductions during period:
Collections of principal	(19,925)	(33,445)	(25,468)	(53,264)	(88,338)
Amortization of premium	(403)	(833)	(518)	(1,067)	(2,014)
Charge-offs, net	—	11	—	—	17
Balance at end of period	$514,749	$514,749	$585,020	$585,020	$549,016

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment through consolidated securitization trusts at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	793	829
Current principal balance	$512,436	$545,881
Average loan balance	$646	$658
Net weighted average coupon rate	3.86%	3.85%
Weighted average maturity (years)	24.8	25.3
Weighted average FICO score	762	761
Current Performance:
Current	$509,164	$543,328
30 days delinquent	1,341	—
60 days delinquent	886	896
90+ days delinquent	454	1,066
Bankruptcy/foreclosure	591	591
Total	$512,436	$545,881

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment through consolidated securitization trusts at June 30, 2019 and December 31, 2018 based on principal balance outstanding:

	June 30,	December 31,
State	2019	2018
California	43%	43%
Florida	7	7
Other states (none greater than 5%)	50	50
Total	100%	100%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and June 30, 2018 and for the year ended December 31, 2018:

	Three Months	Six Months	Three Months	Six Months	For the Year
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	December 31,
	2019	2019	2018	2018	2018
	(in thousands)
Balance at beginning of period	$175	$186	$186	$203	$203
Provision for loan losses	—	—	—	—	—
Charge-offs, net	—	(11)	—	(17)	(17)
Balance at end of period	$175	$175	$186	$186	$186

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and had a principal balance of $505.4 million at June 30, 2019 and $539.7 million at December 31, 2018. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 6. RESIDENTIAL PROPERTIES

At June 30, 2019, we owned 86 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.7 million. At December 31, 2018, we owned 86 properties at a net cost of approximately $13.8 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Rental properties depreciation and expenses.” In accordance with ASU 2016-2, “Leases,” we have elected not to capitalize the leases on these properties on our unaudited consolidated balance sheets, as they are all 12 months or less.

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

Repurchase Agreements

At June 30, 2019 and December 31, 2018, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

June 30, 2019

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,780,000	2.62	510,843	3.50	2,290,843	2.82
30 days to 90 days	865,000	2.59	—	—	865,000	2.59
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$2,645,000	2.61%	$510,843	3.50%	$3,155,843	2.76%
Weighted average maturity	27 days		18 days		26 days
Weighted average interest rate after adjusting for interest rate swaps					2.38%
Weighted average maturity after adjusting for interest rate swaps					1,198 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$2,809,288		$643,686		$3,452,974

December 31, 2018

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,510,000	2.46	576,627	3.55	2,086,627	2.76
30 days to 90 days	1,725,000	2.57	—	—	1,725,000	2.57
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,235,000	2.52%	$576,627	3.55%	$3,811,627	2.67%
Weighted average maturity	35 days		13 days		32 days
Weighted average interest rate after adjusting for interest rate swaps					2.23%
Weighted average maturity after adjusting for interest rate swaps					1,217 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,433,252		$726,428		$4,159,680

Warehouse Line of Credit

On December 28, 2018, the Company had secured a warehouse line of credit of $100 million. On March 7, 2019, this credit line was increased to $300 million. At June 30, 2019, the total amount of the credit line was $300 million and the amount outstanding (including warehouse line transaction costs) was $92.5 million. The interest rate on this credit line is LIBOR + 2.25%, which was approximately 4.70% for the three months ended June 30, 2019. Additionally, we pay, on a quarterly basis, a facility fee of 25 basis points on the amount of the credit line, which is included in “Interest expense on warehouse line of credit” on our consolidated statements of operations.

Master Netting Arrangement

In our consolidated balance sheets, all balances associated with repurchase agreements and other borrowings and derivative transactions are presented on a gross basis. Master netting arrangements are agreements between counterparties that govern rights of set-off in the event of default by or bankruptcy of either party to the transactions.

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract at June 30, 2019 and December 31, 2018 (see Notes 1, 9, and 15 for more information on the Company’s interest rate swaps and other derivative instruments):

June 30, 2019

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
	(in thousands)
Derivative assets at fair value(2)	$5,003	$—	$5,003	$(5,003)	$604	$(4,399)
Total	$5,003	$—	$5,003	$(5,003)	$604	$(4,399)
Repurchase agreements(3)	$3,155,843	$—	$3,155,843	$(3,155,843)	$—	$—
Warehouse line of credit(4)	92,511	—	92,511	(92,511)	—	—
Derivative liabilities at fair value(2)	68,695	—	68,695	(68,695)	—	—
Total	$3,317,049	$—	$3,317,049	$(3,317,049)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At June 30, 2019, we had not pledged any Agency MBS as collateral on our interest rate swaps derivatives. We paid approximately $122.4 million in cash margin calls on our derivatives, which is reflected on our consolidated balance sheets as “Restricted cash” and we received cash from counterparties of approximately $604 thousand, which is shown as “Derivative counterparty margin” on our consolidated balance sheets. Our interest rate swaps derivatives were approximately $3.4 million in derivative assets and approximately $68.7 million in derivative liabilities at June 30, 2019.

(3)	At June 30, 2019, we had pledged approximately $2.81 billion in Agency MBS and approximately $643.7 million in Non-Agency MBS as collateral on our repurchase agreements.
(4)	At June 30, 2019, we had pledged approximately $102.8 million in residential mortgage loans on the warehouse line of credit.

December 31, 2018

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
	(in thousands)
Derivative assets at fair value(2)	$46,207	$—	$46,207	$(46,207)	$—	$—
Total	$46,207	$—	$46,207	$(46,207)	$—	$—
Repurchase agreements(3)	$3,811,627	$—	$3,811,627	$(3,811,627)	$—	$—
Derivative liabilities at fair value(2)	15,901	—	15,901	(15,901)	—	—
Total	$3,827,528	$—	$3,827,528	$(3,827,528)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
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

The fair values for Agency MBS and TBA Agency MBS are based primarily on independent broker pricing quotes and independent third-party pricing service quotes, which are deemed indicative of market activity. The brokers and third-party pricing services use commonly used market pricing methodology that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, loan age, collateral type, periodic and life cap, geography, and prepayment speeds. We evaluate the pricing information we receive taking into account factors such as coupon, prepayment experience, fixed-rate/adjustable rate, coupon index, time to reset, and issuing agency, among other factors. Based on these factors and our market knowledge and expertise, bond prices are compared to prices of similar securities and our own observations of trading activity in the marketplace.

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

At June 30, 2019, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$2,946,321	$—	$2,946,321
Non-Agency MBS(1)	$—	$718,109	$—	$718,109
Derivative instruments(2)	$—	$5,003	$—	$5,003
Liabilities:
Derivative instruments(2)	$—	$68,695	$—	$68,695

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3, “Mortgage-Backed Securities.”
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

At June 30, 2019 and December 31, 2018, cash and cash equivalents, investment in Treasury bills, restricted cash, interest receivable, repurchase agreements, warehouse lines of credit, and interest payable are reflected in our consolidated financial statements at cost, which approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on our consolidated balance sheets at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment through consolidated securitization trusts	$514,749	$517,744	$549,016	$538,362
Residential mortgage loans held-for-securitization	$121,715	$121,715	$11,660	$11,660
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$505,385	$506,630	$539,651	$528,045
Warehouse line of credit	$92,511	$92,511	$—	$—

The residential mortgage loans held-for-investment and held-for-securitization are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. Asset-backed securities issued by securitization trusts are carried at principal balances net of unamortized premiums or discounts. Warehouse lines of credit are carried at principal balance net of any unamortized debt issuance costs. For residential mortgage loans held-for-investment, fair values are obtained by an independent broker and are considered Level 2 in the fair value hierarchy. The residential mortgage loans held-for-securitization are newly-originated loans that were recently acquired, and we believe the cost reflected on our consolidated balance sheets approximates fair value.

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended June 30, 2019, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through June 30, 2019, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended June 30, 2019, there were no transactions to convert shares of our Series B Preferred Stock into shares of our common stock.

NOTE 12. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2019, our authorized capital included 200,000,000 shares of common stock, of which 98,682,920 shares were issued and outstanding.

At June 30, 2019, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At June 30, 2019, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding, and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended June 30, 2019, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or common stock under the FBR Sales Agreement. At June 30, 2019, there was approximately $152.1 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the SEC. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended June 30, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 15, 2018, we filed a shelf registration statement on Form S-3 with the SEC registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan, which replaced our 2015 Dividend Reinvestment and Stock Purchase Plan upon its expiration. The registration statement for the 2018 DRP Plan was declared effective by the SEC on March 26, 2018. During the three months ended June 30, 2019, we issued an aggregate of 98,031 shares of our common stock at a weighted average price of $4.13 per share under the 2018 DRP Plan, resulting in proceeds to us of approximately $404 thousand.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

On April 4, 2019, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may offer up to $490,236,182 maximum aggregate offering price of our capital stock. This registration statement was declared effective by the SEC on April 19, 2019. At June 30, 2019, approximately $490.2 million of our capital stock was available for future issuance under this registration statement.

NOTE 13. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

Effective as of December 31, 2011, we entered into the Management Agreement with our Manager, pursuant to which our day-to-day operations are being conducted by our Manager. Our Manager is supervised and directed by our Board and is responsible for (i) the selection, purchase, and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with portfolio management, administrative, and other services relating to our assets and operations as may be appropriate. Our Manager will also perform such other services and activities relating to our assets and operations as described in the Management Agreement. In exchange for services provided, our Manager receives a management fee, paid monthly in arrears, in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

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

Certain of our former officers and employees were previously granted restricted stock and other equity awards (see Note 14, “Equity Compensation Plan”), including dividend equivalent rights, in connection with their service to us, and certain of our former officers and employees had agreements under which they would receive payments if the Company is subject to a change in control (which is also discussed below). The officers and employees of our Manager will continue to be eligible to receive equity awards under equity compensation plans in effect now or in the future.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $69.42 per square foot. The base monthly rental for us is $42,231.54, which will be increased by 3% per annum on July 1, 2019. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2019, we expensed $140 thousand and $280 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “General and administrative expenses” on our consolidated statements of operations. During the three and six months ended June 30, 2018, we expensed $139 thousand and $278 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

In accordance with ASU 2016-2, “Leases,” the Company has elected the practical expedients, as the sublease agreement was classified as an operating lease prior to the new lease standard. It is still classified now as an operating lease. The present value of the operating lease is $1.53 million and is shown as both the Right to Use Asset and a Long-Term Lease Obligation on our unaudited consolidated balance sheets. At January 1, 2019, the discount rate used for the present value calculation was 2.23% and the remaining term was 42 months.

At June 30, 2019, the future minimum lease commitment was as follows:

					Total
	2019	2020	2021	2022	Commitment
	(in whole dollars)
Commitment (undiscounted cash flows)	$260,985	$529,800	$545,697	$276,882	$1,613,364
Discounted cash flows on the lease commitment(1)	$256,423	$513,143	$515,623	$257,305	$1,542,494

(1)

The difference between the total commitment amount and the amount on the consolidated balance sheets is due to the amortization of the lease asset and lease liability being done on a straight-line basis rather than by the discounted cash flows.

Under our administrative services agreement with PIA, it provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 2.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and six months ended June 30, 2019, we paid fees of $47 thousand and $96 thousand, respectively, to PIA in connection with the administrative services agreement. During the three and six months ended June 30, 2018, we paid fees of $39 thousand and $78 thousand, respectively, to PIA in connection with the administrative services agreement.

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

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. During the three and six months ended June 30, 2019, the amount expensed on these grants was approximately $21 thousand and $41 thousand, respectively. The unrecognized stock compensation expense at June 30, 2019 was approximately $19 thousand. During the three and six months ended June 30, 2018, the amount expensed on these grants was approximately $21 thousand and $42 thousand, respectively.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the three and six months ended June 30, 2019, the amount expensed on these grants was approximately $4 thousand and $8 thousand, respectively. The unrecognized stock expense on these grants at June 30, 2019 was approximately $144 thousand. During the three and six months ended June 30, 2018, the amount expensed on these grants was approximately $4 thousand and $8 thousand, respectively.

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

Under the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six months ended June 30, 2019, we paid or accrued $77 thousand and $168 thousand, respectively, related to DERs granted. At June 30, 2019, there were 753,311 DERs issued and outstanding to directors and officers of our Company and employees of our Manager. During the three months and six ended June 30, 2018, we paid or accrued $98 thousand and $203 thousand, respectively, related to DERs granted.

NOTE 15. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of June 30, 2019 and December 31, 2018:

		June 30,	December 31,
Derivative Instruments	Balance Sheet Location	2019	2018
		(in thousands)
Interest rate swaps	Derivative Assets	$3,402	$40,192
TBA Agency MBS	Derivative Assets	1,601	6,015
		$5,003	$46,207
Interest rate swaps	Derivative Liabilities	68,695	15,901
		$68,695	$15,901

Interest Rate Swap Agreements

At June 30, 2019, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $2.96 billion and a weighted average maturity of approximately 43 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the interest rate swap agreements, we pay a fixed-rate of interest during the term of the interest rate swaps agreements (ranging from 1.287% to 3.2205%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended June 30, 2019, we did not add any new interest rate swaps. During the three months ended June 30, 2019, 11 interest rate swaps with an aggregate notional amount of $400 million matured or were terminated.

At June 30, 2019, the amount in AOCI relating to interest rate swaps was approximately $9.5 million. The estimated net amount of the existing losses that were reported in AOCI at June 30, 2019 that is expected to be reclassified into earnings within the next twelve months is approximately $3.7 million.

For the three months ended June 30, 2019 and June 30, 2018, we had an unrealized loss of approximately $57.7 million and an unrealized gain of approximately $13.9 million, respectively, on interest rate swaps. For the six months ended June 30, 2019 and June 30, 2018, we had an unrealized loss of approximately $91.4 million and an unrealized gain of approximately $39.2 million, respectively, on interest rate swaps.

At June 30, 2019 and December 31, 2018, our interest rate swaps had the following notional amounts, weighted average fixed rates, and remaining terms:

	June 30, 2019			December 31, 2018
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$766,000	1.62%	4	$725,000	1.60%	7
1 year to 2 years	450,000	1.67	16	591,000	1.70	19
2 years to 3 years	275,000	1.85	27	400,000	1.96	30
3 years to 4 years	170,000	1.83	39	220,000	1.92	43
4 years to 5 years	330,000	2.38	53	205,000	2.27	57
5 years to 7 years	400,000	2.47	72	475,000	2.41	73
7 years to 10 years	565,000	2.84	101	690,000	2.83	104
	$2,956,000	2.09%	43	$3,306,000	2.10%	47

Interest Rate Swaps Agreements by Counterparty

	June 30,	December 31,
	2019	2018
	(in thousands)
Central clearing houses(1)	$2,956,000	$3,306,000

(1)

For all interest rate swaps entered into after September 9, 2013, the counterparty will be central clearing houses, such as the CME or LCH, regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1, “Organization and Significant Accounting Policies,” for additional details.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1, “Organization and Significant Accounting Policies – Derivative Financial Instruments – Risk Management,” for more information on TBA Agency MBS. During the three and six months ended June 30, 2019, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $4.2 million and $10.6 million, respectively. During the three and six months ended June 30, 2018, we recognized a loss on derivatives-TBA Agency MBS (including derivative income) of approximately $3.9 million and $15.9 million, respectively. The types of securities involved in these TBA contracts are Fannie Mae 30-year fixed-rate securities with coupons generally ranging from 3.5% to 4.0%. At June 30, 2019, the net notional amount of the TBA Agency MBS was approximately $730 million.

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

NOTE 17. EARNINGS PER SHARE

The computation of earnings per share, or EPS, for the three and six months ended June 30, 2019 and June 30, 2018 is as follows:

	Net Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the three months ended June 30, 2019
Basic EPS	$(49,997)	98,635	$(0.51)
Effect of dilutive securities	—	—	—
Diluted EPS	$(49,997)	98,635	$(0.51)
For the three months ended June 30, 2018
Basic EPS	$12,636	98,271	$0.13
Effect of dilutive securities	305	3,934	—
Diluted EPS	$12,941	102,205	$0.13

	Net Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the six months ended June 30, 2019
Basic EPS	$(72,265)	98,586	$(0.73)
Effect of dilutive securities	—	—	—
Diluted EPS	$(72,265)	98,586	$(0.73)
For the six months ended June 30, 2018
Basic EPS	$7,485	98,228	$0.08
Effect of dilutive securities	609	3,904	—
Diluted EPS	$8,094	102,132	$0.08

NOTE 18. SUBSEQUENT EVENTS

Effective July 1, 2019, the conversion rate of our Series B Preferred Stock increased from 5.3539 shares of our common stock to 5.4397 shares of our common stock based upon the common stock dividend of $0.11 that was declared on June 13, 2019.

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

Statements regarding the following subjects, among others, that may affect our actual results may be forward-looking: risks associated with investing in mortgage-backed securities, or MBS, and related assets; changes in interest rates and the market value of our target investments; changes in prepayment rates of the mortgage loans securing our mortgage-related investments; changes in the yield curve; the credit performance of our Non-Agency MBS and residential mortgage loans; the concentration of the credit risks we are exposed to; the state of the credit markets and other general economic conditions, particularly as they affect the price of earnings assets and the credit status of borrowers; the availability of our target investments for purchase at attractive prices; the availability of financing for our target investments, including the availability of repurchase agreement financing; declines in home prices; increases in payment delinquencies and defaults on the mortgages comprising and underlying our target investments; changes in liquidity in the market for mortgage-related assets, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and changes in the supply of MBS available-for-sale; changes in the values of the MBS and other mortgage-related investments in our portfolio and the impact of adjustments reflecting those changes on our consolidated financial statements; our ability to generate the amount of cash flow we expect from our target investments; changes in our investment and financial strategies and the new risks that those changes may expose us to; changes in the competitive environment within our industry; changes that may affect our Manager’s ability to attract and retain personnel; our ability to successfully diversify our business into new investments and manage the new risks they may expose us to; our ability to manage various operational and regulatory risks associated with our business; our ability to establish, adjust and maintain appropriate hedges for the risks to our portfolio; legislative and regulatory actions affecting the mortgage and derivatives industries or our business; implementation of or changes in government regulations or programs affecting our business; changes due to the consequences of actions by the U.S. government and other foreign governments to address various financial and economic issues and our ability to respond to and comply with such actions and changes; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; limitations imposed on our business due to our REIT status as exempt from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. Our principal business is to invest in, finance, and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments:

▪

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

▪

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and

▪

Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 49) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by warehouse lines of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Our Investment Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans at June 30, 2019 and December 31, 2018:

	June 30,		December 31,
	2019		2018
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$2,946,321	68.50%	$3,548,719	72.36%
Non-Agency MBS	718,109	16.70	795,203	16.21
Total MBS	$3,664,430	85.20%	$4,343,922	88.57%
Residential mortgage loans held-for-securitization	121,715	2.83	11,660	0.24
Residential mortgage loans held-for-investment through consolidated securitization trusts	514,749	11.97	549,016	11.19
Total mortgage-related assets	$4,300,894	100.00%	$4,904,598	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk, and credit-related events.

At June 30, 2019 and December 31, 2018, the fair value of our MBS portfolio and its allocation were approximately as follows:

	June 30,	December 31,
	2019	2018
	(dollar amounts in thousands)
Fair value of MBS	$3,664,430	$4,343,922
Adjustable-rate Agency MBS less than 1-year reset	18%	21%
Adjustable-rate Agency MBS 1-3 year reset	3	5
Adjustable-rate Agency MBS 3-5 year reset	7	7
Adjustable-rate Agency MBS greater than 5-year reset	3	3
Total Adjustable-Rate Agency MBS	31%	36%
15-year fixed-rate Agency MBS	1	20
20-year fixed-rate Agency MBS	6	9
30-year fixed-rate Agency MBS	42	17
Non-Agency MBS	20	18
Total MBS	100%	100%

Results of Operations

Three Months June 30, 2019 as Compared to June 30, 2018

For the three months ended June 30, 2019, our net loss to common stockholders was $50.0 million, or $(0.51) per basic and diluted share, based on a weighted average of 98.6 million basic and diluted shares outstanding. This included a net loss of $47.7 million and the payment of preferred dividends of $2.3 million. For the three months ended June 30, 2018, our net income to common stockholders was $12.6 million, or $0.13 per diluted share, based on a weighted average of 102.2 million diluted shares outstanding. This included net income of $14.9 million minus the payment of preferred dividends of $2.3 million.

Net interest income for the three months ended June 30, 2019 totaled $7.4 million, or 15.6% of gross income, as compared to $12.4 million, or 26.3% of gross income, for the three months ended June 30, 2018. Net interest income is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income, less interest expense from borrowings. Interest and other income (net of premium amortization expense) for the three months ended June 30, 2019 was $40.1 million, as compared to $40.7 million for the three months ended June 30, 2018, a decrease of 1.5%, due primarily to a decrease in income on securitized residential mortgage loans of approximately $0.7 million (due primarily to paydowns on this portfolio), a decrease in the weighted average portfolio outstanding, from $4.70 billion during the three months ended June 30, 2018 to approximately $4.14 billion during the three months ended June 30, 2019, and an increase in premium amortization expense of $1.2 million, partially offset by an increase in interest income on loans held-for-securitization of approximately $1.0 million (this activity did not exist in 2018), and an increase in the weighted average coupons on MBS, from 3.50% during the three months ended June 30, 2018 to 3.99% during the three months ended June 30, 2019.

Interest expense for the three months ended June 30, 2019 was approximately $32.7 million, as compared to approximately $28.3 million for the three months ended June 30, 2018, an increase of approximately 15.3%, which resulted primarily from an increase in the weighted average interest rates, from 2.12% at June 30, 2018 to 2.88% at June 30, 2019, and an increase in interest expense on the warehouse line of credit of approximately $1.1 million (this facility did not exist at June 30, 2018), partially offset by a decrease in the average repurchase agreement borrowings outstanding, from $4.15 billion at June 30, 2018 to $3.61 billion at June 30, 2019, and a decrease in interest expense on ABS of approximately $0.7 million (due primarily to paydowns).

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

During the three months ended June 30, 2019, premium amortization expense increased $1.2 million, or 18.8%, to $7.5 million, from $6.4 million during the three months ended June 30, 2018, due primarily to higher future prepayment projections.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our MBS:

	2019		2018
	Second	First	Second	First
Portfolio	Quarter	Quarter	Quarter	Quarter
MBS	18%	13%	16%	13%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. We had no set plans to sell any of our MBS, nor were we required to do so. Asset sales during the three months ended June 30, 2019 were primarily a function of rebalancing our portfolio by disposing of lower-yielding securities. During the three months ended June 30, 2019, we sold approximately $1.34 billion of Agency MBS and realized a net gain of approximately $0.7 million. During the three months ended June 30, 2018, we did not sell any Agency MBS. During the three months ended June 30, 2019, we had unrealized gains of $1.0 million on trading investments, as compared to unrealized losses of $2.7 million on trading investments during the three months ended June 30, 2018. During the three months ended June 30, 2019, no Non-Agency MBS were called or sold. During the three months ended June 30, 2018, we did not sell any Non-Agency MBS. During the three months ended June 30, 2019 and June 30, 2018, we recognized a gain (including derivative income) of approximately $4.2 million and a loss of approximately $3.9 million, respectively, on TBA Agency MBS. During the three months ended June 30, 2019 and June 30, 2018, we did not sell any of our residential mortgage loans.

During the three months ended June 30, 2019, we had an unrealized loss on interest rate swaps, recognized in our consolidated statements of operations, of approximately $57.7 million, consisting primarily of $4.4 million in net cash settlements received, approximately $1.0 million in AOCI amortization, and the difference of approximately $61.1 million in the negative change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements for additional information). During the three months ended June 30, 2018, we had an unrealized gain on interest rate swaps recognized in our consolidated statements of operations of approximately $13.9 million, consisting primarily of $2.3 million in net cash settlements, approximately $1.0 million in AOCI amortization, and the difference of approximately $12.6 million in the change in fair value. During the three months ended June 30, 2019, we earned rental income on our residential properties portfolio of approximately $453 thousand, as compared to rental income on our residential properties portfolio of approximately $445 thousand during the three months ended June 30, 2018. During the three months ended June 30, 2019, we incurred an impairment charge on Non-Agency MBS of approximately $0.6 million, as compared to an impairment charge of approximately $1.8 million on Non-Agency MBS during the three months ended June 30, 2018.

Total expenses were approximately $3.1 million for the three months ended June 30, 2019, as compared to approximately $3.4 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, we incurred management fees of approximately $1.7 million, which is based on a percentage of our equity (see Note 13, “Transactions With Affiliates,” to our accompanying unaudited consolidated financial statements), as compared to management fees of approximately $1.7 million for the three months ended June 30, 2018. Rental properties depreciation and expenses decreased by approximately $38 thousand during the three months ended June 30, 2019. “Other expenses” decreased by approximately $291 thousand during the three months ended June 30, 2019.

Six Months June 30, 2019 as Compared to June 30, 2018

For the six months ended June 30, 2019, our net loss to common stockholders was $72.3 million, or $(0.73) per basic and diluted share, based on a weighted average of 98.6 million basic and diluted shares outstanding. This included net income of $67.7 million and the payment of preferred dividends of $4.6 million. For the six months ended June 30, 2018, our net income to common stockholders was $7.5 million, or $0.08 per diluted share, based on a weighted average of 102.1 million diluted shares outstanding. This included net income of $12.1 million minus the payment of preferred dividends of $4.6 million.

Net interest income for the six months ended June 30, 2019 totaled $16.0 million, or 16.8% of gross income, as compared to $27.1 million, or 28.5% of gross income, for the six months ended June 30, 2018. Interest and other income (net of premium amortization expense) for the six months ended June 30, 2019 was $81.8 million, as compared to $81.0 million for the six months ended June 30, 2018, an increase of 0.9%, due primarily to an increase in the weighted average coupons on MBS, from 3.51% during the six months ended June 30, 2018 to 3.91% during the six months ended June 30, 2019, an increase in interest income on loans held-for-securitization of approximately $1.1 million (this activity did not exist in 2018), and a decrease in premium amortization expense of $0.5 million, partially offset by a decrease in the weighted average portfolio outstanding, from $4.72 billion during the six months ended June 30, 2018 to approximately $4.27 billion during the six months ended June 30, 2019, and a decrease in income on securitized residential mortgage loans of approximately $1.6 million (due primarily to paydowns on this portfolio).

Interest expense for the six months ended June 30, 2019 was approximately $65.8 million, as compared to approximately $53.9 million for the six months ended June 30, 2018, an increase of approximately 22.0%, which resulted primarily from an increase in the weighted average interest rates, from 1.93% at June 30, 2018 to 2.83% at June 30, 2019, and an increase in interest expense on the warehouse line of credit of $1.3 million (this facility did not exist at June 30, 2018), partially offset by a decrease in the average repurchase agreement borrowings outstanding, from $4.25 billion at June 30, 2018 to $3.76 billion at June 30, 2019, and a decrease in interest expense on ABS of approximately $1.6 million (due primarily to paydowns).

During the six months ended June 30, 2019, premium amortization expense decreased $0.5 million, or 3.7%, to $13.4 million, from $14 million during the six months ended June 30, 2018, due primarily to less unamortized premium from a lower average MBS position outstanding.

During the six months ended June 30, 2019, we sold approximately $2.24 billion of Agency MBS and realized a net loss of approximately $12.8 million. During the six months ended June 30, 2018, we sold approximately $583.2 million of Agency MBS and realized a net loss of approximately $19.3 million. During the six months ended June 30, 2019, we had unrealized gains of $15.9 million on trading investments, as compared to unrealized losses of $11.6 million on trading investments during the six months ended June 30, 2018. During the six months ended June 30, 2019, approximately $20 million of Non-Agency MBS were called and we realized a gain of approximately $22 thousand. During the six months ended June 30, 2018, we sold approximately $5.8 million of Non-Agency MBS and recognized a loss of approximately $42 thousand. During the six months ended June 30, 2019 and June 30, 2018, we recognized a gain (including derivative income) of approximately $10.6 million and a loss of approximately $15.9 million, respectively, on TBA Agency MBS. During the six months ended June 30, 2019 and June 30, 2018, we did not sell any of our residential mortgage loans.

During the six months ended June 30, 2019, we had an unrealized loss on interest rate swaps, recognized in our consolidated statements of operations, of approximately $91.4 million, consisting primarily of $9.3 million in net cash settlements received, approximately $2.0 million in AOCI amortization, and the difference of approximately $98.7 million in the negative change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements for additional information). During the six months ended June 30, 2018, we had an unrealized gain on interest rate swaps, recognized in our consolidated statements of operations, of approximately $39.2 million, consisting primarily of $1.9 million in net cash settlements, approximately $2.0 million in AOCI amortization, and the difference of approximately $39.3 million in the change in fair value. During the six months ended June 30, 2019, we earned rental income on our residential properties portfolio of approximately $890 thousand, as compared to rental income on our residential properties portfolio of approximately $897 thousand during the six months ended June 30, 2018. During the six months ended June 30, 2019, we incurred an impairment charge on Non-Agency MBS of approximately $0.6 million, as compared to an impairment charge of approximately $1.8 million on Non-Agency MBS during the six months ended June 30, 2018.

Total expenses were approximately $6.2 million for the six months ended June 30, 2019, as compared to approximately $6.6 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, we incurred management fees of approximately $3.4 million, which is based on a percentage of our equity (see Note 13, “Transactions With Affiliates,” to our accompanying unaudited consolidated financial statements), as compared to management fees of approximately $3.4 million for the six months ended June 30, 2018. Rental properties depreciation and expenses decreased by approximately $69 thousand during the six months ended June 30, 2019. “Other expenses” decreased by approximately $433 thousand during the six months ended June 30, 2019.

Financial Condition

MBS Portfolio

At June 30, 2019, we held Agency MBS which had an amortized cost of approximately $2.90 billion, consisting primarily of $1.1 billion of adjustable-rate MBS and $1.8 billion of fixed-rate MBS. This amount represented a decrease of approximately 19.1% from the approximately $3.59 billion held at December 31, 2018. Of the adjustable-rate Agency MBS owned by us, approximately 56% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 44% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At June 30, 2019, our Non-Agency MBS had an amortized cost of approximately $690.8 million, a fair value of approximately $718.1 million, and a contractually required principal balance of approximately $881.9 million. At December 31, 2018, our Non-Agency MBS had an amortized cost of approximately $785.6 million, a fair value of approximately $795.2 million, and a contractually required principal balance of approximately $982.8 million.

The following table presents a schedule of the fair value of our MBS owned at June 30, 2019 and December 31, 2018 as classified by type of issuer:

	June 30, 2019		December 31, 2018
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$1,603,854	43.8%	$2,104,322	48.4%
Freddie Mac (FHLMC)	1,342,467	36.6	1,444,397	33.3
Non-Agency MBS	718,109	19.6	795,203	18.3
Total MBS	$3,664,430	100.0%	$4,343,922	100.0%

The following table classifies our portfolio of MBS owned at June 30, 2019 and December 31, 2018 by type of interest rate index:

	June 30, 2019		December 31, 2018
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$421	—%	$448	—%
Six-month LIBOR	1,767	—	8,295	0.2
One-year LIBOR	1,134,892	31.0	1,463,081	33.7
Six-month certificate of deposit	342	—	379	—
One-year constant maturity treasury	20,612	0.6	71,485	1.6
Cost of Funds Index	3,090	0.1	3,717	0.1
15-year fixed-rate	55,066	1.5	892,451	20.5
20-year fixed-rate	210,269	5.7	366,502	8.5
30-year fixed-rate	1,519,862	41.5	742,361	17.1
Total Agency MBS	$2,946,321	80.4%	$3,548,719	81.7%
Non-Agency MBS	718,109	19.6	795,203	18.3
Total MBS	$3,664,430	100.0%	$4,343,922	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our MBS, see Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements.

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018 were as follows:

	June 30,	March 31,	December 31,	September 30,
	2019	2019	2018	2018
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	4.20%	4.34%	4.09%	3.88%
Hybrid adjustable-rate Agency MBS	2.53	2.52	2.52	2.47
15-year fixed-rate Agency MBS	3.50	3.13	2.90	2.91
20-year fixed-rate Agency MBS(1)	3.56	3.70	3.69	—
30-year fixed-rate Agency MBS	4.02	4.05	4.04	3.90
Total Agency MBS	3.73%	3.75%	3.44%	3.36%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.38%	102.67%	102.65%	102.73%
Hybrid adjustable-rate Agency MBS	102.40	102.53	102.49	102.59
15-year fixed-rate Agency MBS	101.88	102.06	102.28	102.24
20-year fixed-rate Agency MBS(1)	104.21	104.02	104.48	—
30-year fixed-rate Agency MBS	102.64	102.73	102.90	103.37
Total Agency MBS	102.64%	102.74%	102.73%	102.75%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.64%	3.65%	3.35%	3.27%

(1)	Percentages for 20-year fixed-rate Agency MBS prior to December 2018 are not shown separately and were included in the 30-year fixed-rate Agency MBS category.

At June 30, 2019 and December 31, 2018, the unamortized net premium paid for our Agency MBS was approximately $74.6 million and approximately $95.2 million, respectively.

At June 30, 2019, the current yield on our Agency MBS was 3.64%, as compared to the current yield of 3.35% at December 31, 2018. This increase was due primarily to an increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 37 basis points from December 31, 2018. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

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

▪

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

▪

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

▪

Credit Risk Transfer – These securities are designed to synthetically transfer mortgage credit risk from Fannie Mae, Freddie Mac, and other issuers to private investors. As loans default, the securities may incur principal write-downs. These are allocated to the tranches within a deal according to the cash flow structure of the securities.

The following table summarizes our Non-Agency MBS portfolio by type at June 30, 2019 and December 31, 2018:

June 30, 2019

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$538,028	$518,519	$698,138	74%	5.59%	5.45%
Non-performing	41,967	41,771	41,960	99	5.37	5.81
Credit Risk Transfer	138,114	130,520	141,839	92	4.29	5.78
Total Non-Agency MBS	$718,109	$690,810	$881,937	78%	5.37%	5.53%

December 31, 2018

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$561,940	$553,292	$738,210	75%	5.56%	5.57%
Non-performing	101,744	102,450	102,760	99	5.14	5.42
Credit Risk Transfer	131,519	129,898	141,839	92	4.30	5.72
Total Non-Agency MBS	$795,203	$785,640	$982,809	80%	5.34%	5.58%

At June 30, 2019 and December 31, 2018, the unamortized net discount on our Non-Agency MBS was approximately $191.1 million and $197.2 million, respectively.

    Financing

The following information pertains to our repurchase agreement borrowings at June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018:

	June 30,	March 31,	December 31,	September 30,
	2019	2019	2018	2018
	(dollar amounts in thousands)
Total repurchase agreements outstanding	$3,155,843	$3,760,634	$3,811,627	$4,013,820
Average repurchase agreements outstanding during the quarter	$3,606,154	$3,910,458	$3,891,158	$4,047,689
Maximum monthly amount during the quarter	$4,048,665	$4,214,226	$3,914,585	$4,051,171
Average interest rate on outstanding repurchase agreements	2.76%	2.81%	2.67%	2.38%
Average days to maturity	26 days	31 days	32 days	31 days
Average interest rate after adjusting for interest rate swaps	2.38%	2.32%	2.23%	2.14%
Weighted average maturity after adjusting for interest rate swaps	1,198 days	1,222 days	1,217 days	1,167 days

At June 30, 2019, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,780,000	2.62	510,843	3.50	2,290,843	2.82
30 days to 90 days	865,000	2.59	—	—	865,000	2.59
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$2,645,000	2.61%	$510,843	3.50%	$3,155,843	2.76%
Weighted average maturity	27 days		18 days		26 days
Weighted average interest rate after adjusting for interest rate swaps					2.38%
Weighted average maturity after adjusting for interest rate swaps					1,198 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$2,809,288		$643,686		$3,452,974

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

The weighted average interest rate on outstanding repurchase agreements, after adjusting for interest rate swaps, increased from 2.23% at December 31, 2018 to 2.38% at June 30, 2019. The increase was due primarily to an increase in the weighted average repurchase agreement rate, from 2.67% at December 31, 2018 to 2.76% at June 30, 2019. The weighted average maturity, after adjusting for interest rate swaps, decreased from 1,217 days at December 31, 2018 to 1,198 days at June 30, 2019, due primarily to a decrease in the average maturity of our swap agreements, as shown in the table below under “Hedging Strategies.”

Residential Mortgage Loans Held-for-Securitization

At June 30, 2019, we owned approximately $121.7 million of Non-QM loans, which are being held-for-securitization. Non-QM loans do not comply with the rules of the Consumer Financial Protection Bureau, or the CFPB, relating to Qualified Mortgages. Post-crisis, the CFPB issued rules on what is required for a loan to be qualified as a Qualified Mortgage, or QM. These rules have certain requirements, such as debt-to-income ratio, being fully-amortizing, and limits on loan fees. Non-QM loans do not comply with at least one of these requirements, but that does not necessarily imply that they carry more risk. Even though these loans may not have traditional documentation of income, such as a Form W-2 or paychecks, they generally have stated income and may have alternate documentation, such as bank statements, CPA letters, or tax returns. The loans we are acquiring have high FICO scores, as well as other strong borrower attributes, which are factors we analyze in making acquisitions. See Note 4, “Residential Mortgage Loans Held-for-Securitization,” to our accompanying unaudited consolidated financial statements for more information regarding the residential mortgage loans held-for-securitization.

These loans are financed by a warehouse line of credit. At June 30, 2019, the amount outstanding on this line of credit (including warehouse transaction costs) was $92.5 million. As this line of credit started in 2019, there was no amount outstanding at December 31, 2018. The interest rate on the amounts advanced under this line of credit is at LIBOR + 2.25%, which was approximately 4.70% for the three months ended June 30, 2019 and was approximately 4.75% during the first quarter 2019. Additionally, we paid a facility fee on this line of credit, which was $188 thousand for the three months ended June 30, 2019 and approximately $375 thousand for the six months ended June 30, 2019. The facility fee plus legal fees paid to secure this line of credit is being amortized over one year. See Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

At June 30, 2019, we owned approximately $9.4 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment through consolidated securitization trusts) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 5, “Variable Interest Entities,” to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At June 30, 2019, we owned 86 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.7 million. At December 31, 2018, we owned 86 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $13.8 million.

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

The following table relates to our interest rate swaps at June 30, 2019, March 31, 2019, December 30, 2018, and September 30, 2018:

	June 30,	March 31,	December 31,	September 30,
	2019	2019	2018	2018
Aggregate notional amount of interest rate swaps	$2.956 billion	$3.356 billion	$3.306 billion	$3.331 billion
Average maturity of interest rate swaps	3.6 years	3.9 years	3.9 years	3.9 years
Weighted average fixed-rate paid on interest rate swaps	2.09%	2.13%	2.10%	2.04%

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At June 30, 2019, the net unrealized loss in AOCI on the interest rate swaps was approximately $9.5 million, as compared to a net unrealized loss of approximately $11.5 million at December 31, 2018.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 9, and 15 to our accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $3.16 billion at June 30, 2019. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $2.81 billion in Agency MBS and approximately $643.7 million in Non-Agency MBS. Our other significant sources of funds for the three months ended June 30, 2019 consisted of payments of principal from our MBS portfolio in the amount of approximately $248.8 million and proceeds from sales of MBS of approximately $1.34 billion.

For the three months ended June 30, 2019, there was a net increase in cash, cash equivalents, and restricted cash of approximately $41.9 million. This consisted of the following components:

▪

Net cash provided by operating activities for the three months ended June 30, 2019 was approximately $39.9 million. This was comprised primarily of a net loss of approximately $47.7 million and adding back the following non-cash items: the amortization of premiums and discounts on MBS of approximately $7.5 million; depreciation on rental properties of approximately $119 thousand; amortization of restricted stock of $25 thousand; amortization of premium on loans held-for-securitization of approximately $16 thousand; an impairment on Non-Agency MBS of approximately $0.6 million; accretion of discount on Non-Agency MBS of approximately $1.5 million; net settlements on interest rate swaps of approximately $4.4 million;

and an unrealized loss on interest rate swaps of approximately $57.7 million, partially offset by a gain on TBA Agency MBS, net of derivative income, of approximately $4.2 million; an unrealized gain on Agency MBS held as trading investments of approximately $1.0 million; net gains on sales of MBS of approximately $0.7 million; and accretion of discount on securitized mortgage loans of $29 thousand. Net cash provided by operating activities also included an increase in accrued expenses and payables of approximately $12.1 million; a decrease in prepaid expense and other assets of approximately $1.0 million; a decrease in interest receivable of approximately $1.9 million; and an increase in accrued interest payable of approximately $6.5 million;

▪

Net cash provided by investing activities for the three months ended June 30, 2019 was approximately $552.9 million, which consisted of $248.8 million from principal payments on MBS; principal payments on securitized loans of $30 thousand; proceeds from sales of MBS of $1.34 billion; and principal payments on residential mortgage loans of $3.7 million, partially offset by purchases of MBS of approximately $933.1 million; purchases of residential mortgage loans held-for-securitization of approximately $102.5 million; and improvements on residential properties of $25 thousand; and

▪

Net cash used in financing activities for the three months ended June 30, 2019 was approximately $550.9 million. This consisted of borrowings on repurchase agreements of approximately $7.324 billion, offset by repayments on repurchase agreements of approximately $7.929 billion; a decrease in derivative counterparty margin of approximately $4.6 million; termination of interest rate swaps of approximately $10.4 million; and amortization of Series C Preferred Stock issuance costs of $318 thousand, partially offset by dividends paid of approximately $12.8 million on common stock and dividends paid of approximately $2.3 million on preferred stock; borrowings from the warehouse line of credit $80 million, less repayments on the warehouse line of credit of $3 million; common stock issued of approximately $402 thousand, and net settlements on TBA Agency MBS of approximately $7.0 million.

At June 30, 2019, our leverage (excluding the ABS issued by securitization trusts) on total capital (including all preferred stock and junior subordinated notes) decreased from 6.2x at December 31, 2018 to 5.4x at June 30, 2019. The decrease in our leverage was due primarily to a decrease in repurchase agreements and credit line outstanding, from $3.81 billion at December 31, 2018 to $3.25 billion at June 30, 2019, partially offset by a decrease in our capital (as described above), from $618.5 million at December 31, 2018 to $602.4 million at June 30, 2019.

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

During the three months ended June 30, 2019, we raised approximately $404 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended June 30, 2019, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or our common stock under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program, which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended June 30, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended June 30, 2019, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.

Stockholders’ Equity

We use available-for-sale treatment for the majority of our MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2019 was approximately $545.6 million. Common stockholders’ equity was approximately $447.3 million, or a book value of $4.53 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income” on available-for-sale Agency MBS was approximately $30.8 million, or 1.06% of the amortized cost of our Agency MBS, at June 30, 2019. This, along with “Accumulated other comprehensive (loss), derivatives” of approximately $(9.5) million, and “Accumulated other comprehensive income, unrealized gain on Non-Agency MBS” of approximately $27.3 million, constituted the total “Accumulated other comprehensive income” of approximately $48.6 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to our operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: core earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles our net income to common stockholders for the three and six months ended June 30, 2019 to core earnings for the same period. Core earnings represents the net income to common stockholders (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles our total interest and other income for the three months ended June 30, 2019 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of our average earning assets, and also reconciles our total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of our average borrowings.

Our management believes that:

▪	these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that we use in our financial and operational decision-making process;

▪

the inclusion of paydown expense on Agency MBS is more indicative of the current earnings potential of our investment portfolio, as it reflects the actual principal paydowns which occurred during the period. Paydown expense on Agency MBS is not dependent on future assumptions on prepayments or the cumulative effect from prior periods of any current changes to those assumptions, as is the case with the GAAP measure, “Premium amortization on MBS”;

▪	the adjustment for depreciation expense on residential rental properties is a non-cash item and is added back by other companies to derive core earnings or funds from operations; and

▪

the presentation of these measures, when analyzed in conjunction with our GAAP operating results, allows investors to more effectively evaluate our performance to that of our peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies.

These non-GAAP financial measures should not be used as a substitute for our operating results for the three and six months ended June 30, 2019. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Amount	Per Share	Amount	Per Share
	(in thousands)		(in thousands)
Net (loss) to common stockholders	$(49,997)	$(0.51)	$(72,265)	$(0.73)
Adjustments to derive core earnings:
(Gain) loss on sales of MBS	(678)	(0.01)	12,832	0.13
Impairment charge on Non-Agency MBS(1)	606	0.01	606	0.01
Unrealized (gain) on Agency MBS held as trading investments	(989)	(0.01)	(15,895)	(0.16)
Unrealized loss on interest rate swaps, net	57,709	0.59	91,427	0.93
(Gain) on derivatives-TBA Agency MBS, net	(4,166)	(0.04)	(10,595)	(0.11)
Amortization of other comprehensive income on de-designated interest rate swaps(2)	—	—	—	—
Net settlement on interest rate swaps after de-designation(3)	4,395	0.04	9,257	0.09
Dollar roll income on TBA Agency MBS(4)	1,311	0.01	3,286	0.03
Premium amortization on MBS	7,548	0.08	13,434	0.14
Paydown expense(5)	(5,940)	(0.06)	(10,460)	(0.11)
Depreciation expense on residential rental properties(6)	119	—	239	—
Core earnings	$9,918	$0.10	$21,866	$0.22
Basic weighted average number of shares outstanding	98,635		98,586

(1)

Impairment charge on Non-Agency MBS represents the amount applied against current GAAP earnings when future loss expectations exceed previously existing loss expectations. When future loss expectations become less than previously existing loss expectations, the difference would be amortized into earnings over the life of the security.

(2)

This amount represents the amortization of the balance remaining in “Accumulated other comprehensive income” as a result of our discontinuation of hedge accounting and is recorded in our consolidated statements of operations as a portion of interest expense in accordance with GAAP.

(3)

Net settlements on interest rate swaps after de-designation include all subsequent net payments made or received on interest rate swaps which were de-designated as hedges in August 2014 and also on any new interest rate swaps entered into after that date. These amounts are recorded in “Unrealized loss on interest rate swaps, net.”

(4)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “(Loss) gain on derivatives, net” that is shown on our consolidated statements of operations.

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

Effective Net Interest Rate Spread

	Three Months Ended
	June 30, 2019
		Annualized
	Amount	Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$40,111	3.37%
Income-rental properties	453	0.04
Dollar roll income on TBA Agency MBS(1)	1,311	0.11
Premium amortization on Agency MBS	7,548	0.64
Paydown expense(2)	(5,940)	(0.50)
Total interest and other income and average asset yield, including TBA dollar roll income	$43,483	3.66%
Effective Cost of Funds:
Total interest expense	$32,669	3.12%
Net settlement on interest rate swaps after de-designation(3)	(4,395)	(0.42)
Effective total interest expense and effective cost of funds	$28,274	2.70%
Effective net interest rate spread		0.96%
Average earning assets	$4,753,894
Average borrowings	$4,182,731

(1)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “(Loss) gain on derivatives, net” that is shown on our consolidated statements of operations.

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

Our accounting policies are described in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements. Management believes the more significant of our accounting policies are the following:

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

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2019 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations. For more detail on the fair value of our Agency MBS, see Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2019 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “Accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our consolidated balance sheets, recognizing changes in the fair value in current-period income. At June 30, 2019, none of our derivative instruments were designated as hedges for accounting purposes.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 9, and 15 to our accompanying unaudited consolidated financial statements.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements, the date adoption is required, and the impact on our consolidated financial statements is contained in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements.

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

Actions of the Federal Reserve

At its July 2019 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, lowered the Fed Funds rate to a target range of 2.0% to 2.25%. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations, and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In July 2019, the House of Representatives agreed on increasing the spending caps by $320 billion and also to remove the debt ceiling limit for two years. This bill needs to be passed by the Senate and signed by President Trump before becoming law. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio.

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

On June 23, 2016, the citizens of the United Kingdom voted to leave, or Brexit, the European Union, or the EU. The United Kingdom had two years from its formal notification of withdrawal (given on March 29, 2017) from the EU to negotiate a new treaty to replace the terms of its EU membership. The United Kingdom was due to leave the EU in March 2019 and EU leaders have now adopted formal guidelines about the future relationship between the EU and the United Kingdom. However, the recent shakeup in the British government and the British Parliament vote against the UK/EU post-Brexit deal leaves uncertain the status of the UK’s relationship with the EU post-Brexit. It is unknown at this time what effects the Brexit vote and the UK/EU relationship will have on interest rates, on stock markets (over the longer term), and the effect on the U.S. economy and the global economy.

Subsequent Events

Effective July 1, 2019, the conversion rate of our Series B Preferred Stock increased from 5.3539 shares of our common stock to 5.4397 shares of our common stock based upon the common stock dividend of $0.11 that was declared on June 13, 2019.

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

At June 30, 2019, our MBS and the related borrowings will prospectively reprice based on the following time frames:

June 30, 2019

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$55,066	1.5%	$—	—%
20-year fixed-rate investments	210,269	5.7	—	—
30-year fixed-rate investments	1,519,862	41.5	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	62,919	1.7	2,645,000	83.8
Greater than 3 months and less than 1 year	599,675	16.4	—	—
Greater than 1 year and less than 3 years	113,640	3.1	—	—
Greater than 3 years and less than 5 years	266,434	7.3	—	—
Greater than 5 years	118,456	3.2	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	45,096	1.2	510,843	16.2
Hybrid MBS	20,643	0.6	—	—
Fixed-rate MBS	652,370	17.8	—	—
Total MBS Portfolio	$3,664,430	100.0%	$3,155,843	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2018, our MBS and the related borrowings will prospectively reprice based on the following time frames:

December 31, 2018

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$892,451	20.5%	$—	—%
20-year fixed-rate investments	366,502	8.5	—	—
30-year fixed-rate investments	742,361	17.1	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	111,676	2.6	3,235,000	84.9
Greater than 3 months and less than 1 year	805,092	18.6	—	—
Greater than 1 year and less than 3 years	205,324	4.7	—	—
Greater than 3 years and less than 5 years	299,870	6.8	—	—
Greater than 5 years	125,443	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	47,680	1.1	576,627	15.1
Hybrid MBS	22,190	0.5	—	—
Fixed-rate MBS	725,333	16.7	—	—
Total MBS Portfolio	$4,343,922	100.0%	$3,811,627	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

Most of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. At June 30, 2019, the fair value adjustment of our MBS reflected in AOCI increased to positive adjustment (other comprehensive income) of approximately $58.1 million from a negative adjustment (other comprehensive income) of approximately $(19.3) million at December 31, 2018.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30,

2019, our Agency MBS had a weighted average term to next rate adjustment of approximately 26 months while our borrowings had a weighted average term to next rate adjustment of 26 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,198 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In July 2019, the House of Representatives agreed on increasing the spending caps by $320 billion and also to remove the debt ceiling limit for two years. This bill needs to be passed by the Senate and signed by President Trump before becoming law. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates, and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At June 30, 2019, we had unrestricted cash of approximately $17.0 million, $137.0 million in unpledged Agency MBS, and $74.4 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the following table projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swaps). These projections are based on investments in place at June 30, 2019 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(2)%	(59)%	(1.5)%
(1)%	(35)%	(0.7)%
0%	0%	0%
1%	27%	(0.3)%
2%	48%	(1.7)%

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
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the three months ended June 30, 2019. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 15, 2019 as DEF 14A.

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 6, 2019	/s/ JOSEPH E. MCADAMS
Joseph E. McAdams
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 6, 2019	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)