Form 10-Q
period 2019-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2019-11-06
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 5, 2019, the registrant had 98,846,353 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
		(audited)
ASSETS
Agency MBS at fair value (including $2,992,673 and $3,433,252 pledged to counterparties at September 30, 2019 and December 31, 2018, respectively)	$3,105,638	$3,548,719
Non-Agency MBS at fair value (including $593,748 and $726,428 pledged to counterparties at September 30, 2019 and December 31, 2018, respectively)	686,029	795,203
Residential mortgage loans held-for-securitization	129,014	11,660
Residential mortgage loans held-for-investment through consolidated securitization trusts(1)	483,648	549,016
Residential real estate	13,618	13,782
Cash and cash equivalents	13,867	3,165
Reverse repurchase agreements	—	20,000
Restricted cash	119,070	30,296
Interest receivable	16,386	16,872
Loan principal receivables	3,854	—
Derivative instruments at fair value	2,459	46,207
Right to use asset-operating lease	1,391	1,794
Receivable for sold securities	3,650	—
Prepaid expenses and other assets	3,137	2,986
Total Assets	$4,581,761	$5,039,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$14,722	$24,828
Repurchase agreements	3,255,102	3,811,627
Warehouse line of credit	112,252	—
Asset-backed securities issued by securitization trusts(1)	474,285	539,651
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	71,821	15,901
Dividends payable on preferred stock	2,297	2,297
Dividends payable on common stock	9,877	12,803
Payable for purchased loans	—	11,660
Payable for purchased securities	43,290	—
Warehouse line of credit payables	3,854	—
Accrued expenses and other liabilities	1,398	654
Long-term lease obligation	1,391	1,794
Total Liabilities	$4,027,669	$4,458,595
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $50,257, respectively); 2,010 and 2,010 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	48,626	48,944
Common Stock: par value $0.01 per share; authorized 200,000 shares, 98,768 and 98,483 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	988	985
Additional paid-in capital	983,124	981,964
Accumulated other comprehensive income (loss) consisting of unrealized gains and losses	66,950	(30,792)
Accumulated deficit	(611,588)	(485,988)
Total Stockholders’ Equity	$534,637	$561,650
Total Liabilities and Stockholders’ Equity	$4,581,761	$5,039,700

(1)

The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At September 30, 2019 and December 31, 2018, total assets of the consolidated VIEs were $485 million and $551 million (including accrued interest receivable of $1.6 million and $1.8 million), respectively (which is recorded above in the line item entitled “Interest receivable”), and total liabilities were $476 million and $541 million (including accrued interest payable of $1.6 million and $1.7 million), respectively (which is recorded in the line item above entitled “Accrued interest payable”). Please refer to Note 5, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and other income:
Interest-Agency MBS	$20,335	$23,578	$70,183	$72,449
Interest-Non-Agency MBS	9,299	10,377	29,423	30,287
Interest-residential securitized mortgage loans	5,049	5,750	15,676	17,944
Interest-residential mortgage loans held-for-securitization	1,574	—	2,695	—
Other interest income	679	20	1,343	92
	36,936	39,725	119,320	120,772
Interest expense:
Interest expense on repurchase agreements	21,132	24,027	74,248	65,149
Interest expense on asset-backed securities	4,880	5,581	15,172	17,449
Interest expense on warehouse line of credit	1,381	—	2,671	—
Interest expense on junior subordinated notes	520	519	1,608	1,470
	27,913	30,127	93,699	84,068
Net interest income	9,023	9,598	25,621	36,704
Operating expenses:
Management fee to related party	(1,647)	(1,636)	(5,085)	(5,039)
Rental properties depreciation and expenses	(423)	(366)	(1,146)	(1,158)
General and administrative expenses	(1,188)	(1,197)	(3,813)	(3,631)
Total operating expenses	(3,258)	(3,199)	(10,044)	(9,828)
Other income (loss):
Income-rental properties	469	436	1,359	1,333
Realized net gain (loss) on sales of available-for-sale MBS	214	799	(5,488)	(11,188)
Realized (loss) on sales of Agency MBS held as trading investments	—	(231)	(7,128)	(7,558)
Impairment charge on Non-Agency MBS	(1,145)	(141)	(1,751)	(1,898)
Unrealized gain (loss) on Agency MBS held as trading investments	1,939	(3,017)	17,834	(14,584)
Gain on sale of residential properties	—	30	—	30
(Loss) gain on derivatives, net	(24,734)	13,090	(105,565)	36,433
Recovery on Non-Agency MBS	—	—	—	1
Total other (loss) income	(23,257)	10,966	(100,739)	2,569
Net (loss) income	$(17,492)	$17,365	$(85,162)	$29,445
Dividends on preferred stock	(2,297)	(2,297)	(6,892)	(6,892)
Net (loss) income to common stockholders	$(19,789)	$15,068	$(92,054)	$22,553
Basic (loss) income per common share	$(0.20)	$0.15	$(0.93)	$0.23
Diluted (loss) income per common share	$(0.20)	$0.15	$(0.93)	$0.23
Basic weighted average number of shares outstanding	98,739	98,353	98,638	98,270
Diluted weighted average number of shares outstanding	98,739	102,331	98,638	102,199

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(17,492)	$17,365	$(85,162)	$29,445
Available-for-sale Agency MBS, fair value adjustment	11,242	(16,091)	65,195	(65,419)
Reclassification adjustment for (gain) loss on sales of Agency MBS included in net (loss) income	(445)	(583)	5,258	11,362
Available-for-sale Non-Agency MBS, fair value adjustment	6,337	(5,788)	24,095	(6,679)
Reclassification adjustment for loss (gain) on sales of Non-Agency MBS included in net (loss) income	231	(217)	209	(175)
Amortization of unrealized gains on interest rate swaps remaining in other comprehensive income	971	1,043	2,985	3,006
Reclassification adjustment for interest (income) on interest rate swaps included in net (loss) income	—	—	—	(212)
Other comprehensive income (loss)	18,336	(21,636)	97,742	(58,117)
Comprehensive income (loss)	$844	$(4,271)	$12,580	$(28,672)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
For the Three Months Ended	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
March 31, 2019, June 30, 2019 and	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
September 30, 2019	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2018	1,919	2,010	98,483	$46,537	$48,944	$985	$981,964	$(28,824)	$9,563	$(11,531)	$(485,988)	$561,650
Issuance of common stock			82			1	355					356
Other comprehensive income, fair value adjustments and reclassifications								31,278	8,165	1,003		40,446
Net (loss)											(19,970)	(19,970)
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.13 per common share											(12,815)	(12,815)
Balance, March 31, 2019	1,919	2,010	98,565	$46,537	$48,944	$986	$982,344	$2,454	$17,728	$(10,528)	$(521,070)	$567,395
Issuance of common stock			118			1	401					402
Other comprehensive income, fair value adjustments and reclassifications								28,378	9,571	1,011		38,960
Net (loss)											(47,700)	(47,700)
Amortization of restricted stock							25					25
Amortization of shelf offering expenses					(318)							(318)
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.11 per common share											(10,855)	(10,855)
Balance, June 30, 2019	1,919	2,010	98,683	$46,537	$48,626	$987	$982,770	$30,832	27,299	$(9,517)	$(581,922)	$545,612
Issuance of common stock			85			1	329					330
Other comprehensive income, fair value adjustments and reclassifications								10,797	6,568	971		18,336
Net (loss)											(17,492)	(17,492)
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.10 per common share											(9,877)	(9,877)
Balance, September 30, 2019	1,919	2,010	98,768	$46,537	$48,626	$988	$983,124	$41,629	33,867	$(8,546)	$(611,588)	$534,637

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
For the Three Months Ended	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
March 31, 2018, June 30, 2018 and	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
September 30, 2018	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2017	1,919	1,989	98,137	$46,537	$48,420	$981	$980,243	$2,163	$30,201	$(15,344)	$(415,235)	$677,967
Issuance of Series C Preferred Stock		21			524							524
Issuance of common stock			75			1	365					366
Other comprehensive income, fair value adjustments and reclassifications								(23,536)	709	746		(22,081)
Net (loss)											(2,853)	(2,853)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.15 per common share											(14,732)	(14,732)
Balance, March 31, 2018	1,919	2,010	98,212	$46,537	$48,944	$982	$980,632	$(21,373)	$30,910	$(14,598)	$(435,118)	$636,917
Issuance of common stock			92			1	430					431
Other comprehensive income, fair value adjustments and reclassifications								(13,847)	(1,558)	1,005		(14,400)
Net income											14,933	14,933
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(957)	(957)
Dividend declared - $0.14 per common share											(13,763)	(13,763)
Balance, June 30, 2018	1,919	2,010	98,304	$46,537	$48,944	$983	$981,087	$(35,220)	$29,352	$(13,593)	$(436,245)	$621,846
Issuance of common stock			77			1	387					388
Other comprehensive income, fair value adjustments and reclassifications								(16,674)	(6,005)	1,043		(21,636)
Net income											17,365	17,365
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.14 per common share											(13,772)	(13,772)
Balance, September 30, 2018	1,919	2,010	98,381	$46,537	$48,944	$984	$981,499	$(51,894)	$23,347	$(12,550)	$(434,950)	$601,918

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Activities:
Net (loss) income	$(17,492)	$17,365	$(85,162)	$29,445
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premium on MBS	6,353	7,489	19,787	21,444
Amortization/accretion of market yield adjustments (Non-Agency MBS)	1,088	1,388	3,784	4,985
Accretion of discount (residential mortgage loans)	(29)	(28)	(87)	(84)
Depreciation on rental properties	120	118	359	355
Amortization of premium on residential loans	96	—	112	—
Realized (gain) loss on sales of available-for-sale MBS	(214)	(799)	5,443	11,188
Realized loss on sales of Agency MBS held as trading investments	—	231	7,128	7,558
Unrealized (gain) loss on Agency MBS held as trading investments	(1,939)	3,017	(17,834)	14,584
Impairment charge on Non-Agency MBS	1,145	141	1,751	1,898
Impairment charge on residential mortgage loans held-for-investment	—	—	—	18
(Gain) on sale of residential properties	—	(30)	—	(30)
Amortization of restricted stock	25	25	74	74
Recovery on Non-Agency MBS	—	—	—	(1)
Net settlements received on interest rate swaps, net of amortization	2,092	3,055	11,350	4,715
Unrealized loss on interest rate swaps, net	28,720	(15,910)	120,146	(55,160)
(Gain) loss on derivatives, net of derivative income - TBA Agency MBS	(3,986)	2,820	(14,582)	18,727
Changes in assets and liabilities:
Decrease in reverse repurchase agreements	—	—	20,000	—
Decrease (increase) in interest receivable	67	(267)	1,234	206
(Increase) decrease in prepaid expenses and other	(6,751)	189	(10,260)	258
(Decrease) increase in accrued interest payable	(4,040)	(5,535)	(6,231)	716
Increase in accrued expenses and payables	2,026	23,823	6,183	30,473
Net cash provided by operating activities	$7,281	$37,092	$63,195	$91,369
Investing Activities:
MBS Portfolios:
Proceeds from sales	$63,270	$35,324	$2,303,025	$624,397
Purchases	(350,920)	(309,023)	(2,281,408)	(1,033,282)
Principal payments	214,797	250,604	649,334	719,716
Residential mortgage loans held-for-securitization:
Purchases	(35,402)	—	(145,838)	—
Principal payments	11,619	—	16,095	—
Residential mortgage loans held-for-investment through consolidated securitization trusts:
Principal payments	30	29	90	85
Residential properties purchases	(80)	15	(300)	(65)
Net cash (used in) provided by investing activities	$(96,686)	$(23,051)	$540,998	$310,851
Financing Activities:
Borrowings from repurchase agreements	$7,394,951	$5,565,241	$21,926,918	$18,058,298
Repayments on repurchase agreements	(7,295,692)	(5,569,901)	(22,483,443)	(18,410,173)
Borrowings from warehouse line of credit	30,898	—	126,620	—
Repayments on warehouse line of credit	(11,243)	—	(14,266)	—
Net settlements of TBA Agency MBS Contracts	5,084	593	20,093	(18,502)
Termination of de-designated interest rate swaps	(27,661)	—	(38,046)	—
Derivative counterparty margin	(604)	—	—	—
Proceeds from common stock issued	330	389	1,088	1,185
Proceeds (amortization) on Series C Preferred Stock issued	—	—	(318)	525
Preferred Stock dividends paid	(2,297)	(2,297)	(6,892)	(6,872)
Common stock dividends paid	(10,855)	(13,763)	(36,471)	(43,215)
Net cash provided by (used in) financing activities	$82,911	$(19,738)	$(504,717)	$(418,754)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,494)	(5,697)	99,476	(16,534)
Cash, cash equivalents, and restricted cash at beginning of period	139,431	12,593	33,461	23,430
Cash, cash equivalents, and restricted cash at end of period	$132,937	$6,896	$132,937	$6,896
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$27,099	$27,026	$76,405	$61,187
Change in payables for MBS purchased	$43,290	$2,611	$43,290	$2,611
Change in payables for residential mortgage loans purchased	$(6,085)	$—	$—	$—

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

▪

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and

▪

Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 48) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by warehouse lines of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Credit Risk

As of September 30, 2019, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on MBS issued by Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy their guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding-down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac,

Fannie Mae, and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2019 relative to any tax positions taken prior to January 1, 2019. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; however, no such accruals existed at September 30, 2019. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2014 and 2013, respectively.

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

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and TBA Agency MBS. The following represents the Company’s restricted cash balances at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(in thousands)
Restricted cash - interest rate swaps and TBA Agency MBS margin calls	$119,070	$30,296

NOTE 3. MORTGAGE-BACKED SECURITIES

The following tables summarize our Agency MBS and Non-Agency MBS at September 30, 2019 and December 31, 2018, which are carried at their fair value:

September 30, 2019

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$1,224,120	$1,822,424	$3,046,544	$652,196	$3,698,740
Paydowns receivable(1)	15,126	—	15,126	—	15,126
Unrealized gains	21,400	27,128	48,528	37,879	86,407
Unrealized losses	(3,093)	(1,467)	(4,560)	(4,046)	(8,606)
Fair value	$1,257,553	$1,848,085	$3,105,638	$686,029	$3,791,667

			15-Year	20-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate	Fixed-Rate	Fixed-Rate(1)	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$575,161	$412,913	$51,454	$202,245	$1,804,771	$3,046,544	$652,196	$3,698,740
Paydowns receivable(2)	10,196	4,930	—	—	—	15,126	—	15,126
Unrealized gains	9,570	1,044	935	1,592	35,387	48,528	37,879	86,407
Unrealized losses	(1,131)	(3,429)	—	—	—	(4,560)	(4,046)	(8,606)
Fair value	$593,796	$415,458	$52,389	$203,837	$1,840,158	$3,105,638	$686,029	$3,791,667

(1)	Included in the 30-year fixed-rate Agency MBS are trading investments. These have an amortized cost of $302.7 million and a fair value of $304.6 million.

(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended September 30, 2019, we sold approximately $59.6 million of Agency MBS and realized gross gains of approximately $448 thousand and gross losses of approximately $3 thousand. During the nine months ended September 30, 2019, we sold approximately $2.3 billion of Agency MBS and realized gross gains of approximately $8.1 million and gross losses of approximately $20.5 million. During the three months ended September 30, 2018, we sold approximately $35.3 million of Agency MBS and realized gross gains of approximately $0.6 million and gross losses of approximately $0.2 million. During the nine months ended September 30, 2018, we sold approximately $618.5 million of Agency MBS and realized gross gains of approximately $0.6 million and gross losses of approximately $19.5 million. During the three months ended September 30, 2019, we sold approximately $3.7 million of Non-Agency MBS and realized a gross and net loss of approximately $231 thousand. During the three months ended September 30, 2018, Non-Agency bonds of approximately $36.1 million were called and we realized a gross gain of approximately $0.2 million. During the nine months ended September 30, 2019, Non-Agency bonds of approximately $23.7 million were called or sold and we realized a gross gain of approximately $22 thousand and a gross loss of approximately $231 thousand. During the nine months ended September 30, 2018, we sold (including calls) approximately $41.9 million of Non-Agency MBS and realized gross gains of approximately $217 thousand and gross losses of approximately $42 thousand.

During the three months ended September 30, 2019, we had unrealized gains on trading investments of approximately $1.9 million. During the nine months ended September 30, 2019, we had unrealized gains on trading investments of approximately $17.8 million. During the three months ended September 30, 2018, we had gross unrealized losses on trading investments of approximately $3.0 million. During the nine months ended September 30, 2018, we had gross unrealized losses on trading investments of approximately $14.6 million.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected, and estimated fair value, of the Non-Agency MBS held at carrying value acquired by the Company for the three and nine months ended September 30, 2019 and cumulatively at September 30, 2019 and December 31, 2018:

	Change During the	Change During the
	Three Months Ended	Nine Months Ended	At	At
	September 30,	September 30,	September 30,	December 31,
	2019	2019	2019	2018
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$(23,632)	(63,466)	$757,142	$820,608
Contractual principal not expected to be collected (non-accretable yield)	2,235	11,297	(321,589)	(332,886)
Expected cash flows to be collected	(21,397)	(52,169)	435,553	487,722
Market yield adjustment	(1,553)	(4,739)	132,498	137,237
Unrealized gain, net	5,476	20,842	31,270	10,428
Fair value	(17,474)	(36,066)	599,321	635,387
Fair value of other Non-Agency MBS (without credit deterioration)	(14,606)	(73,108)	86,708	159,816
Total fair value of Non-Agency MBS	$(32,080)	(109,174)	$686,029	$795,203

The following table presents the change for the three and nine months ended September 30, 2019 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019		2019
	Market Yield	Non-	Market Yield	Non-
	Adjustment	Accretable	Adjustment	Accretable
	(in thousands)
Balance at beginning of period	$134,051	$(323,824)	$137,237	$(332,886)
Accretion of discount	(1,234)	—	(4,420)	—
Purchases	—	—	—	—
Realized credit losses	—	2,972	—	12,640
Sales	(319)	408	(319)	408
Impairment charge	—	(1,145)	—	(1,751)
Transfer	—	—	—	—
Other	—	—	—	—
Balance at end of period	$132,498	$(321,589)	$132,498	$(321,589)

The following tables show the gross unrealized losses and fair value of those individual securities in our available-for-sale MBS portfolio that were in a continuous unrealized loss position at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time:

September 30, 2019

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	4	$27,716	$(50)	64	$386,835	$(4,510)	68	$414,551	$(4,560)
Non-Agency MBS	10	$41,092	$(607)	10	$67,689	$(3,439)	20	$108,781	$(4,046)

December 31, 2018

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	47	$859,060	$(6,484)	166	$1,301,348	$(36,937)	213	$2,160,408	$(43,421)
Non-Agency MBS	56	$329,108	$(5,886)	12	$72,514	$(5,304)	68	$401,622	$(11,190)

We do not consider those available-for-sale Agency MBS, or AFS MBS, that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in AFS MBS were caused by fluctuations in interest rates. We purchased the AFS MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the GSEs. Since September 2008, the GSEs have been in the conservatorship of the U.S. government. At September 30, 2019, we did not expect to sell the AFS MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the AFS MBS is attributable to changes in interest rates and not the credit quality of the AFS MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2019. At September 30, 2019, we had approximately $1.9 million in unrealized gains on Trading Agency MBS. At December 31, 2018, there was an aggregate of approximately $15.9 million in unrealized losses on Trading Agency MBS that was not included in the table above, as they were previously recognized on our consolidated statements of operations.

The unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. During the three months ended September 30, 2019, five bonds were impaired for approximately $1.1 million. At September 30, 2019, we did not expect to sell the remaining Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of these Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2019.

NOTE 4. RESIDENTIAL MORTGAGE LOANS HELD-FOR-SECURITIZATION

At September 30, 2019, we owned approximately $129.0 million of Non-QM residential mortgage loans held-for-securitization. At December 31, 2018, we owned approximately $11.7 million of residential mortgage loans held-for-securitization.

The following table details the carrying value for residential mortgage loans held-for-securitization at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(in thousands)
Principal balance	$125,565	$11,281
Unamortized premium and costs, net of discount	3,449	379
Carrying value	$129,014	$11,660

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-securitization for the three and nine months ended September 30, 2019 and for the year ended December 31, 2018:

	Three Months Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
	2019	2019	2018
	(in thousands)
Balance at beginning of period	$121,715	$11,660	$—
Loan acquisitions	35,402	145,838	11,660
Deductions during period:
Principal paydowns and other deductions	(27,534)	(27,899)	—
Amortization of premium	(569)	(585)	—
Balance at end of period	$129,014	$129,014	$11,660

The following table details various portfolio characteristics of the residential mortgage loans held-for-securitization at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(dollar amounts in thousands)
Portfolio Characteristics:
12-months bank statements	8	2
24-months bank statements	40	18
Alt documentation	106	—
Full documentation	8	2
Written Verification of Employment	101	—
Number of loans outstanding	263	22
Current principal balance	$125,565	$11,281
Simple Average loan balance	$477	$513
Net weighted average coupon rate	5.52%	5.95%
Weighted average FICO score	746	722
Weighted average LTV (loan-to-value)	70	77
Weighted average DTI (debt-to-income)	38	40
Performance:
Current	$125,565	$11,281
Total	$125,565	$11,281

The following table summarizes the geographic concentrations of residential mortgage loans held-for-securitization at September 30, 2019 and December 31, 2018 based on principal balance outstanding:

	September 30,	December 31,
State	2019	2018
California	76%	49%
Florida	7	43
Texas	3	5
Other states (none greater than 5%)	14	3
Total	100%	100%

NOTE 5. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(in thousands)
Residential mortgage loans held-for-investment through consolidated securitization trusts	$483,648	$549,016
Accrued interest receivable	1,609	1,792
Total assets	$485,257	$550,808
Accrued interest payable	$1,563	$1,746
Asset-backed securities issued by securitization trusts	474,285	539,651
Total liabilities	$475,848	$541,397

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended September 30, 2019.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. During the three and nine months ended September 30, 2019, we did not sell any of our investment in these trusts. During the year ended December 31, 2018, we did not sell any of our investment in these trusts.

The following table details the carrying value for residential mortgage loans held-for-investment through consolidated securitization trusts at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(in thousands)
Principal balance	$481,712	$545,881
Unamortized premium, net of discount	2,111	3,321
Allowance for loan losses	(175)	(186)
Carrying value	$483,648	$549,016

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment through consolidated securitization trusts for the three and nine months ended September 30, 2019 and September 30, 2018 and for the year ended December 31, 2018:

	Three Months	Nine Months	Three Months	Nine Months	Year
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2019	2019	2018	2018	2018
	(in thousands)
Balance at beginning of period	$514,749	$549,016	$585,020	$639,351	$639,351
Deductions during period:
Collections of principal	(30,724)	(64,169)	(22,047)	(75,328)	(88,338)
Amortization of premium	(377)	(1,210)	(489)	(1,556)	(2,014)
Charge-offs, net	—	11	—	17	17
Balance at end of period	$483,648	$483,648	$562,484	$562,484	$549,016

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment through consolidated securitization trusts at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	751	829
Current principal balance	$481,712	$545,881
Average loan balance	$641	$658
Net weighted average coupon rate	3.87%	3.85%
Weighted average maturity (years)	24.6	25.3
Weighted average FICO score	762	761
Current Performance:
Current	$477,803	$543,328
30 days delinquent	644	—
60 days delinquent	—	896
90+ days delinquent	3,265	1,066
Bankruptcy/foreclosure	—	591
Total	$481,712	$545,881

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment through consolidated securitization trusts at September 30, 2019 and December 31, 2018 based on principal balance outstanding:

	September 30,	December 31,
State	2019	2018
California	43%	43%
Florida	7	7
Other states (none greater than 5%)	50	50
Total	100%	100%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and September 30, 2018 and for the year ended December 31, 2018:

	Three Months	Nine Months	Three Months	Nine Months	Year
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2019	2019	2018	2018	2018
	(in thousands)
Balance at beginning of period	$175	$186	$186	$203	$203
Provision for loan losses	—	—	—	—	—
Charge-offs, net	—	(11)	—	(17)	(17)
Balance at end of period	$175	$175	$186	$186	$186

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and had a principal balance of $474.3 million at September 30, 2019 and $539.7 million at December 31, 2018. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 6. RESIDENTIAL PROPERTIES

At September 30, 2019, we owned 86 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.6 million. At December 31, 2018, we owned 86 properties at a net cost of approximately $13.8 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Rental properties depreciation and expenses.” In accordance with ASU 2016-2, “Leases,” we have elected not to capitalize the leases on these properties on our unaudited consolidated balance sheets, as they are all 12 months or less.

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

Repurchase Agreements

At September 30, 2019 and December 31, 2018, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

September 30, 2019

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,290,000	2.39	475,102	3.12	1,765,102	2.59
30 days to 90 days	1,490,000	2.20	—	—	1,490,000	2.20
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$2,780,000	2.29%	$475,102	3.12%	$3,255,102	2.41%
Weighted average maturity	33 days		18 days		31 days
Weighted average interest rate after adjusting for interest rate swaps					2.34%
Weighted average maturity after adjusting for interest rate swaps					940 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$2,992,673		$593,748		$3,586,421

December 31, 2018

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,510,000	2.46	576,627	3.55	2,086,627	2.76
30 days to 90 days	1,725,000	2.57	—	—	1,725,000	2.57
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,235,000	2.52%	$576,627	3.55%	$3,811,627	2.67%
Weighted average maturity	35 days		13 days		32 days
Weighted average interest rate after adjusting for interest rate swaps					2.23%
Weighted average maturity after adjusting for interest rate swaps					1,217 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,433,252		$726,428		$4,159,680

Warehouse Line of Credit

On December 28, 2018, the Company had secured a warehouse line of credit of $100 million. On March 7, 2019, this credit line was increased to $300 million. At September 30, 2019, the total amount of the credit line was $300 million and the amount outstanding (including warehouse line transaction costs) was $112.3 million. The interest rate on this credit line is LIBOR + 2.25%, which was approximately 4.47% for the three months ended September 30, 2019. Additionally, we pay, on a quarterly basis, a facility fee of 25 basis points on the amount of the credit line, which is included in “Interest expense on warehouse line of credit” on our consolidated statements of operations.

Master Netting Arrangement

In our consolidated balance sheets, all balances associated with repurchase agreements and other borrowings and derivative transactions are presented on a gross basis. Master netting arrangements are agreements between counterparties that govern rights of set-off in the event of default by or bankruptcy of either party to the transactions.

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract at September 30, 2019 and December 31, 2018 (see Notes 1, 9, and 15 for more information on the Company’s interest rate swaps and other derivative instruments):

September 30, 2019

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
	(in thousands)
Derivative assets at fair value(2)	$2,459	$—	$2,459	$(2,459)	$—	$—
Total	$2,459	$—	$2,459	$(2,459)	$—	$
Repurchase agreements(3)	$3,255,102	$—	$3,255,102	$(3,255,102)	$—	$—
Warehouse line of credit(4)	112,252	—	112,252	(112,252)	—	—
Derivative liabilities at fair value(2)	71,821	—	71,821	(71,821)	—	—
Total	$3,439,175	$—	$3,439,175	$(3,439,175)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At September 30, 2019, we had not pledged any Agency MBS as collateral on our interest rate swaps derivatives. We paid approximately $119.1 million in cash margin calls on our derivatives, which is reflected on our consolidated balance sheets as “Restricted cash” on our consolidated balance sheets. Our interest rate swaps derivatives were approximately $1.8 million in derivative assets and approximately $71.7 million in derivative liabilities at September 30, 2019.

(3)	At September 30, 2019, we had pledged approximately $3.0 billion in Agency MBS and approximately $594 million in Non-Agency MBS as collateral on our repurchase agreements.
(4)	At September 30, 2019, we had pledged approximately $125.4 million in residential mortgage loans on the warehouse line of credit.

December 31, 2018

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
	(in thousands)
Derivative assets at fair value(2)	$46,207	$—	$46,207	$(46,207)	$—	$—
Total	$46,207	$—	$46,207	$(46,207)	$—	$—
Repurchase agreements(3)	$3,811,627	$—	$3,811,627	$(3,811,627)	$—	$—
Derivative liabilities at fair value(2)	15,901	—	15,901	(15,901)	—	—
Total	$3,827,528	$—	$3,827,528	$(3,827,528)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
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

At September 30, 2019, fair value measurements on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$3,105,638	$—	$3,105,638
Non-Agency MBS(1)	$—	$686,029	$—	$686,029
Derivative instruments(2)	$—	$2,459	$—	$2,459
Liabilities:
Derivative instruments(2)	$—	$71,821	$—	$71,821

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3, “Mortgage-Backed Securities.”
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

At September 30, 2019 and December 31, 2018, cash and cash equivalents, investment in Treasury bills, restricted cash, interest receivable, repurchase agreements, warehouse lines of credit, and interest payable are reflected in our consolidated financial statements at cost, which approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on our consolidated balance sheets at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment through consolidated securitization trusts	$483,648	$489,090	$549,016	$538,362
Residential mortgage loans held-for-securitization	$129,014	$131,361	$11,660	$11,660
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$474,285	$477,835	$539,651	$528,045

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended September 30, 2019, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through September 30, 2019, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended September 30, 2019, there were no transactions to convert shares of our Series B Preferred Stock into shares of our common stock.

NOTE 12. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2019, our authorized capital included 200,000,000 shares of common stock, of which 98,767,675 shares were issued and outstanding.

At September 30, 2019, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At September 30, 2019, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding, and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended September 30, 2019, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or common stock under the FBR Sales Agreement. At September 30, 2019, there was approximately $152.1 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the SEC. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended September 30, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 15, 2018, we filed a shelf registration statement on Form S-3 with the SEC registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan, which replaced our 2015 Dividend Reinvestment and Stock Purchase Plan upon its expiration. The registration statement for the 2018 DRP Plan was declared effective by the SEC on March 26, 2018. During the three months ended September 30, 2019, we issued an aggregate of 84,755 shares of our common stock at a weighted average price of $3.81 per share under the 2018 DRP Plan, resulting in proceeds to us of approximately $322.6 thousand.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

On April 4, 2019, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may offer up to $490,236,182 maximum aggregate offering price of our capital stock. This registration statement was declared effective by the SEC on April 19, 2019. At September 30, 2019, approximately $490.2 million of our capital stock was available for future issuance under this registration statement.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $69.42 per square foot. The base monthly rental for us is $43,497.47, which will be increased by 3% per annum on July 1, 2020. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2019, we expensed $143 thousand and $422 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “General and administrative expenses” on our consolidated statements of operations. During the three and nine months ended September 30, 2018, we expensed $141 thousand and $419 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

In accordance with ASU 2016-2, “Leases,” the Company has elected the practical expedients, as the sublease agreement was classified as an operating lease prior to the new lease standard. It is still classified now as an operating lease. The present value of the operating lease is $1.39 million and is shown as both the Right to Use Asset and a Long-Term Lease Obligation on our unaudited consolidated balance sheets. At January 1, 2019, the discount rate used for the present value calculation was 2.23% and the remaining term was 42 months.

At September 30, 2019, the future minimum lease commitment was as follows:

					Total
	2019	2020	2021	2022	Commitment
	(in whole dollars)
Commitment (undiscounted cash flows)	$130,492	$529,800	$545,697	$276,882	$1,482,871
Discounted cash flows on the lease commitment(1)	$127,855	$513,143	$515,623	$257,305	$1,413,926

(1)

The difference between the total commitment amount and the amount on the consolidated balance sheets is due to the amortization of the lease asset and lease liability being done on a straight-line basis rather than by the discounted cash flows.

Under our administrative services agreement with PIA, it provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 2.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and nine months ended September 30, 2019, we paid fees of $43 thousand and $139 thousand, respectively, to PIA in connection with the administrative services agreement. During the three and nine months ended September 30, 2018, we paid fees of $52 thousand and $130 thousand, respectively, to PIA in connection with the administrative services agreement.

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

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. During the three and nine months ended September 30, 2019, the amount expensed on these grants was approximately $21 thousand and $62 thousand, respectively. There was no unrecognized stock compensation expense at September 30, 2019. During the three and nine months ended September 30, 2018, the amount expensed on these grants was approximately $21 thousand and $62 thousand, respectively.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the three and nine months ended September 30, 2019, the amount expensed on these grants was approximately $4 thousand and $12 thousand, respectively. The unrecognized stock expense on these grants at September 30, 2019 was approximately $140 thousand. During the three and nine months ended September 30, 2018, the amount expensed on these grants was approximately $4 thousand and $12 thousand, respectively.

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

Under the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and nine months ended September 30, 2019, we paid or accrued $70 thousand and $238 thousand, respectively, related to DERs granted. At September 30, 2019, there were 761,311 DERs issued and outstanding to directors and officers of our Company and employees of our Manager. During the three months and nine ended September 30, 2018, we paid or accrued $98 thousand and $301 thousand, respectively, related to DERs granted.

NOTE 15. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of September 30, 2019 and December 31, 2018:

		September 30,	December 31,
Derivative Instruments	Balance Sheet Location	2019	2018
		(in thousands)
Interest rate swaps	Derivative Assets	$1,842	$40,192
TBA Agency MBS	Derivative Assets	617	6,015
		$2,459	$46,207
Interest rate swaps	Derivative Liabilities	71,708	15,901
TBA Agency MBS	Derivative Liabilities	113	—
		$71,821	$15,901

Interest Rate Swap Agreements

At September 30, 2019, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $2.191 billion and a weighted average maturity of approximately 47 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the interest rate swap agreements, we pay a fixed-rate of interest during the term of the interest rate swaps agreements (ranging from 1.287% to 3.2205%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended September 30, 2019, we added an aggregate of eight new interest rate swaps with a total notional amount of $275 million and terms of up to seven years. During the three months ended September 30, 2019, 24 interest rate swaps with an aggregate notional amount of $1.04 billion matured or were terminated.

At September 30, 2019, the amount in AOCI relating to interest rate swaps was approximately $8.5 million. The estimated net amount of the existing losses that were reported in AOCI at September 30, 2019 that is expected to be reclassified into earnings within the next twelve months is approximately $3.6 million.

For the three months ended September 30, 2019 and September 30, 2018, we had an unrealized loss of approximately $28.7 million and an unrealized gain of approximately $15.9 million, respectively, on interest rate swaps. For the nine months ended September 30, 2019 and September 30, 2018, we had an unrealized loss of approximately $120.1 million and an unrealized gain of approximately $55.2 million, respectively, on interest rate swaps.

At September 30, 2019 and December 31, 2018, our interest rate swaps had the following notional amounts, weighted average fixed rates, and remaining terms:

	September 30, 2019			December 31, 2018
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$541,000	1.65%	6	$725,000	1.60%	7
1 year to 2 years	275,000	1.61	16	591,000	1.70	19
2 years to 3 years	155,000	1.71	34	400,000	1.96	30
3 years to 4 years	205,000	1.78	47	220,000	1.92	43
4 years to 5 years	225,000	2.12	57	205,000	2.27	57
5 years to 7 years	425,000	2.41	74	475,000	2.41	73
7 years to 10 years	365,000	2.96	100	690,000	2.83	104
	$2,191,000	2.08%	47	$3,306,000	2.10%	47

Interest Rate Swaps Agreements by Counterparty

	September 30,	December 31,
	2019	2018
	(in thousands)
Central clearing houses(1)	$2,191,000	$3,306,000

(1)

For all interest rate swaps entered into after September 9, 2013, the counterparty will be central clearing houses, such as the CME or LCH, regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1, “Organization and Significant Accounting Policies,” for additional details.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1, “Organization and Significant Accounting Policies – Derivative Financial Instruments – Risk Management,” for more information on TBA Agency MBS. During the three and nine months ended September 30, 2019, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $4.0 million and $14.6 million, respectively. During the three and nine months ended September 30, 2018, we recognized a loss on derivatives-TBA Agency MBS (including derivative income) of approximately $2.8 million and $18.7 million, respectively. The types of securities involved in these TBA contracts are Fannie Mae 30-year fixed-rate securities with coupons generally ranging from 3% to 4%. At September 30, 2019, the net notional amount of the TBA Agency MBS was approximately $450 million.

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

NOTE 17. EARNINGS PER SHARE

The computation of earnings per share, or EPS, for the three and nine months ended September 30, 2019 and September 30, 2018 is as follows:

	Net (Loss) Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the three months ended September 30, 2019
Basic EPS	$(19,789)	98,739	$(0.20)
Effect of dilutive securities	—	—	—
Diluted EPS	$(19,789)	98,739	$(0.20)
For the three months ended September 30, 2018
Basic EPS	$15,068	98,353	$0.15
Effect of dilutive securities	305	3,978	—
Diluted EPS	$15,373	102,331	$0.15

	Net (Loss) Income
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the nine months ended September 30, 2019
Basic EPS	$(92,054)	98,638	$(0.93)
Effect of dilutive securities	—	—	—
Diluted EPS	$(92,054)	98,638	$(0.93)
For the nine months ended September 30, 2018
Basic EPS	$22,553	98,270	$0.23
Effect of dilutive securities	914	3,929	—
Diluted EPS	$23,467	102,199	$0.23

NOTE 18. SUBSEQUENT EVENTS

Effective October 1, 2019, the conversion rate of our Series B Preferred Stock increased from 5.4397 shares of our common stock to 5.5379 shares of our common stock based upon the common stock dividend of $0.10 that was declared on September 17, 2019.

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

▪

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and

▪

Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 48) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by warehouse lines of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Our Investment Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans at September 30, 2019 and December 31, 2018:

	September 30,		December 31,
	2019		2018
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$3,105,638	70.51%	$3,548,719	72.36%
Non-Agency MBS	686,029	15.58	795,203	16.21
Total MBS	$3,791,667	86.09%	$4,343,922	88.57%
Residential mortgage loans held-for-securitization	129,014	2.93	11,660	0.24
Residential mortgage loans held-for-investment through consolidated securitization trusts	483,648	10.98	549,016	11.19
Total mortgage-related assets	$4,404,329	100.00%	$4,904,598	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk, and credit-related events.

At September 30, 2019 and December 31, 2018, the fair value of our MBS portfolio and its allocation were approximately as follows:

	September 30,	December 31,
	2019	2018
	(dollar amounts in thousands)
Fair value of MBS	$3,791,667	$4,343,922
Adjustable-rate Agency MBS less than 1-year reset	16%	21%
Adjustable-rate Agency MBS 1-3 year reset	2	5
Adjustable-rate Agency MBS 3-5 year reset	6	7
Adjustable-rate Agency MBS greater than 5-year reset	3	3
Total Adjustable-Rate Agency MBS	27%	36%
15-year fixed-rate Agency MBS	1	20
20-year fixed-rate Agency MBS	6	9
30-year fixed-rate Agency MBS	48	17
Non-Agency MBS	18	18
Total MBS	100%	100%

Results of Operations

Three Months September 30, 2019 as Compared to September 30, 2018

For the three months ended September 30, 2019, our net loss to common stockholders was $19.8 million, or $(0.20) per basic and diluted share, based on a weighted average of 98.7 million basic and diluted shares outstanding. This included a net loss of $17.5 million and the payment of preferred dividends of $2.3 million. For the three months ended September 30, 2018, our net income to common stockholders was $15.1 million, or $0.15 per diluted share, based on a weighted average of 102.3 million diluted shares outstanding. This included net income of $17.4 million minus the payment of preferred dividends of $2.3 million.

Net interest income for the three months ended September 30, 2019 totaled $9.0 million, or 20.8% of gross income, as compared to $9.6 million, or 20.3% of gross income, for the three months ended September 30, 2018. Net interest income is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income, less interest expense from borrowings. Interest and other income (net of premium amortization expense) for the three months ended September 30, 2019 was $36.9 million, as compared to $39.7 million for the three months ended September 30, 2018, a decrease of 7.0%, due primarily to a decrease in income on securitized residential mortgage loans of approximately $0.7 million (due primarily to paydowns on this portfolio), a decrease in the weighted average portfolio outstanding, from $4.60 billion during the three months ended September 30, 2018 to approximately $3.60 billion during the three months ended September 30, 2019, partially offset by an increase in interest income on loans held-for-securitization of approximately $1.6 million (this activity did not exist in 2018), an increase in the weighted average coupons on MBS, from 3.60% during the three months ended September 30, 2018 to 4.00% during the three months ended September 30, 2019, and an increase in other interest income of approximately $659 thousand, due primarily to income earned on restricted cash balances, and a decrease in premium amortization expense of $1.1 million.

Interest expense for the three months ended September 30, 2019 was approximately $27.9 million, as compared to approximately $30.1 million for the three months ended September 30, 2018, a decrease of approximately 7.3%, which resulted primarily from a decrease in the average repurchase agreement borrowings outstanding, from $4.05 billion at September 30, 2018 to $3.23 billion at September 30, 2019, and a decrease in interest expense on ABS of approximately $0.7 million (due primarily to paydowns), partially offset by an increase in the weighted average interest rates, from 2.37% at September 30, 2018 to 2.62% at September 30, 2019, and an increase in interest expense on the warehouse line of credit of approximately $1.4 million (this facility did not exist at September 30, 2018).

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

During the three months ended September 30, 2019, premium amortization expense decreased $1.1 million, or 15.2%, to $6.4 million, from $7.5 million during the three months ended September 30, 2018, due primarily to less unamortized premium from a lower MBS position outstanding, partially offset by higher future prepayment projections.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our MBS:

	2019			2018
	Third	Second	First	Third	Second	First
Portfolio	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
MBS	21%	18%	13%	16%	16%	13%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. We had no set plans to sell any of our MBS, nor were we required to do so. Asset sales during the three months ended September 30, 2019 were primarily a function of rebalancing our portfolio by disposing of lower-yielding securities. During the three months ended September 30, 2019, we sold approximately $59.6 million of Agency MBS and realized a net gain of approximately $0.4 million. During the three months ended September 30, 2018, we sold approximately $35.3 million of Agency MBS and realized a net gain of approximately $0.4 million. During the three months ended September 30, 2019, we had unrealized gains of $1.9 million on trading investments, as compared to unrealized losses of $3.0 million on trading investments during the three months ended September 30, 2018. During the three months ended September 30, 2019, approximately $3.7 million of Non-Agency MBS were called or sold for a net loss of $0.2 million. During the three months ended September 30, 2018, Non-Agency bonds of approximately $36.1 million were called and we realized a net gain of approximately $0.2 million. During the three months ended September 30, 2019 and September 30, 2018, we recognized a gain (including derivative income) of approximately $4.0 million and a loss of approximately $2.8 million, respectively, on TBA Agency MBS. During the three months ended September 30, 2019 and September 30, 2018, we did not sell any of our residential mortgage loans.

During the three months ended September 30, 2019, we had an unrealized loss on interest rate swaps, recognized in our consolidated statements of operations, of approximately $28.7 million, consisting primarily of $2.1 million in net cash settlements received, approximately $1.0 million in AOCI amortization, and the difference of approximately $29.8 million in the negative change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements for additional information). During the three months ended September 30, 2018, we had an unrealized gain on interest rate swaps recognized in our consolidated statements of operations of approximately $15.9 million, consisting primarily of $3.1 million in net cash settlements, approximately $1.1 million in AOCI amortization, and the difference of approximately $13.9 million in the change in fair value. During the three months ended September 30, 2019, we earned rental income on our residential properties portfolio of approximately $469 thousand, as compared to rental income on our residential properties portfolio of approximately $436 thousand during the three months ended September 30, 2018. During the three months ended September 30, 2019, we incurred an impairment charge on Non-Agency MBS of approximately $1.1 million, as compared to an impairment charge on Non-Agency MBS of approximately $141 thousand during the three months ended September 30, 2018.

Total expenses were approximately $3.3 million for the three months ended September 30, 2019, as compared to approximately $3.2 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, we incurred management fees of approximately $1.6 million, which is based on a percentage of our equity (see Note 13, “Transactions With Affiliates,” to our accompanying unaudited consolidated financial statements), as compared to management fees of approximately $1.6 million for the three months ended September 30, 2018. Rental properties depreciation and expenses increased by approximately $57 thousand during the three months ended September 30, 2019. “Other expenses” decreased by approximately $9 thousand during the three months ended September 30, 2019.

Nine Months September 30, 2019 as Compared to September 30, 2018

For the nine months ended September 30, 2019, our net loss to common stockholders was $92.1 million, or $(0.93) per basic and diluted share, based on a weighted average of 98.6 million basic and diluted shares outstanding. This included a net loss of $85.2 million and the payment of preferred dividends of $6.9 million. For the nine months ended September 30, 2018, our net income to common stockholders was $22.6 million, or $0.23 per diluted share, based on a weighted average of 102.2 million diluted shares outstanding. This included net income of $29.5 million minus the payment of preferred dividends of $6.9 million.

Net interest income for the nine months ended September 30, 2019 totaled $25.6 million, or 18.4% of gross income, as compared to $36.7 million, or 25.8% of gross income, for the nine months ended September 30, 2018. Interest and other income (net of premium amortization expense) for the nine months ended September 30, 2019 was $119.3 million, as compared to $120.8 million for the nine months ended September 30, 2018, a decrease of 1.2%, due primarily to a decrease in the weighted average portfolio outstanding, from $4.64 billion during the nine months ended September 30, 2018 to approximately $4.05 billion during the nine months ended September 30, 2019, and a decrease in income on securitized residential mortgage loans of approximately $2.3 million (due primarily to paydowns on this portfolio), partially offset by an increase in the weighted average coupons on MBS, from 3.54% during the nine months ended September 30, 2018 to 3.93% during the nine months ended September 30, 2019, an increase in interest income on loans held-for-securitization of approximately $2.7 million (this activity did not exist in 2018), a decrease in premium amortization expense of $1.7 million, and an increase in other interest income of $1.25 million, due primarily to income earned on restricted cash balances.

Interest expense for the nine months ended September 30, 2019 was approximately $93.7 million, as compared to approximately $84.1 million for the nine months ended September 30, 2018, an increase of approximately 11.5%, which resulted primarily from an increase in the weighted average interest rates, from 2.08% at September 30, 2018 to 2.76% at September 30, 2019, and an increase in interest expense on the warehouse line of credit of $2.7 million (this facility did not exist at September 30, 2018), partially offset by a decrease in the average repurchase agreement borrowings outstanding, from $4.18 billion at September 30, 2018 to $3.58 billion at September 30, 2019, and a decrease in interest expense on ABS of approximately $2.3 million (due primarily to paydowns).

During the nine months ended September 30, 2019, premium amortization expense decreased $1.7 million, or 7.7%, to $19.8 million, from $21.4 million during the nine months ended September 30, 2018, due primarily to less unamortized premium from a lower average MBS position outstanding.

During the nine months ended September 30, 2019, we sold approximately $2.3 billion of Agency MBS and realized a net loss of approximately $12.4 million. During the nine months ended September 30, 2018, we sold approximately $618.5 million of Agency MBS and realized a net loss of approximately $18.9 million. During the nine months ended September 30, 2019, we had unrealized gains of $17.8 million on trading investments, as compared to unrealized losses of $14.6 million on trading investments during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, approximately $23.7 million of Non-Agency MBS were called or sold and we realized a loss of approximately $208 thousand. During the nine months ended September 30, 2018, we sold (including calls) approximately $41.9 million of Non-Agency MBS and recognized a gain of approximately $175 thousand. During the nine months ended September 30, 2019 and September 30, 2018, we recognized a gain (including derivative income) of approximately $14.6 million and a loss of approximately $18.7 million, respectively, on TBA Agency MBS. During the nine months ended September 30, 2019 and September 30, 2018, we did not sell any of our residential mortgage loans.

During the nine months ended September 30, 2019, we had an unrealized loss on interest rate swaps, recognized in our consolidated statements of operations, of approximately $120.1 million, consisting primarily of $11.4 million in net cash settlements received, approximately $3.0 million in AOCI amortization, and the difference of approximately $128.5 million in the negative change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements for additional information). During the nine months ended September 30, 2018, we had an unrealized gain on interest rate swaps, recognized in our consolidated statements of operations, of approximately $55.2 million, consisting primarily of $4.9 million in net cash settlements, approximately $3.0 million in AOCI amortization, and the difference of approximately $53.2 million in the change in fair value. During the nine months ended September 30, 2019, we earned rental income on our residential properties portfolio of approximately $1.4 million, as compared to rental income on our residential properties portfolio of approximately $1.3 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we incurred an impairment charge on Non-Agency MBS of approximately $1.8 million, as compared to an impairment charge of approximately $1.9 million on Non-Agency MBS during the nine months ended September 30, 2018.

Total expenses were approximately $10.0 million for the nine months ended September 30, 2019, as compared to approximately $9.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we incurred management fees of approximately $5.1 million, which is based on a percentage of our equity (see Note 13, “Transactions With Affiliates,” to our accompanying unaudited consolidated financial statements), as compared to management fees of approximately $5.0 million for the nine months ended September 30, 2018. Rental properties depreciation and expenses decreased by approximately $12 thousand during the nine months ended September 30, 2019. “Other expenses” increased by approximately $182 thousand during the nine months ended September 30, 2019.

Financial Condition

MBS Portfolio

At September 30, 2019, we held Agency MBS which had an amortized cost of approximately $3.05 billion, consisting primarily of $1.0 billion of adjustable-rate MBS and $2.05 billion of fixed-rate MBS. This amount represented a decrease of approximately 15.0% from the approximately $3.59 billion held at December 31, 2018. Of the adjustable-rate Agency MBS owned by us, approximately 58% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 42% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At September 30, 2019, our Non-Agency MBS had an amortized cost of approximately $652.2 million, a fair value of approximately $686.0 million, and a contractually required principal balance of approximately $842.6 million. At December 31, 2018, our Non-Agency MBS had an amortized cost of approximately $785.6 million, a fair value of approximately $795.2 million, and a contractually required principal balance of approximately $982.8 million.

The following table presents a schedule of the fair value of our MBS owned at September 30, 2019 and December 31, 2018 as classified by type of issuer:

	September 30, 2019		December 31, 2018
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$1,848,085	48.7%	$2,104,322	48.4%
Freddie Mac (FHLMC)	1,257,553	33.2	1,444,397	33.3
Non-Agency MBS	686,029	18.1	795,203	18.3
Total MBS	$3,791,667	100.0%	$4,343,922	100.0%

The following table classifies our portfolio of MBS owned at September 30, 2019 and December 31, 2018 by type of interest rate index:

	September 30, 2019		December 31, 2018
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$400	—%	$448	—%
Six-month LIBOR	1,590	—	8,295	0.2
One-year LIBOR	984,858	26.0	1,463,081	33.7
Six-month certificate of deposit	318	—	379	—
One-year constant maturity treasury	19,379	0.5	71,485	1.6
Cost of Funds Index	2,709	0.1	3,717	0.1
15-year fixed-rate	52,389	1.4	892,451	20.5
20-year fixed-rate	203,837	5.4	366,502	8.5
30-year fixed-rate	1,840,158	48.5	742,361	17.1
Total Agency MBS	$3,105,638	81.9%	$3,548,719	81.7%
Non-Agency MBS	686,029	18.1	795,203	18.3
Total MBS	$3,791,667	100.0%	$4,343,922	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018 were as follows:

	September 30,	June 30,	March 31,	December 31,
	2019	2019	2019	2018
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.96%	4.20%	4.34%	4.09%
Hybrid adjustable-rate Agency MBS	2.71	2.53	2.52	2.52
15-year fixed-rate Agency MBS	3.50	3.50	3.13	2.90
20-year fixed-rate Agency MBS	3.56	3.56	3.70	3.69
30-year fixed-rate Agency MBS	3.85	4.02	4.05	4.04
Total Agency MBS	3.69%	3.73%	3.75%	3.44%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.29%	102.38%	102.67%	102.65%
Hybrid adjustable-rate Agency MBS	102.25	102.40	102.53	102.49
15-year fixed-rate Agency MBS	101.82	101.88	102.06	102.28
20-year fixed-rate Agency MBS	104.09	104.21	104.02	104.48
30-year fixed-rate Agency MBS	102.39	102.64	102.73	102.90
Total Agency MBS	102.46%	102.64%	102.74%	102.73%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.60%	3.64%	3.65%	3.35%

At September 30, 2019 and December 31, 2018, the unamortized net premium paid for our Agency MBS was approximately $73.0 million and approximately $95.2 million, respectively.

At September 30, 2019, the current yield on our Agency MBS was 3.60%, as compared to the current yield of 3.35% at December 31, 2018. This increase was due primarily to an increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 25 basis points from December 31, 2018. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

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

The following table summarizes our Non-Agency MBS portfolio by type at September 30, 2019 and December 31, 2018:

September 30, 2019

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$518,812	$495,165	$674,394	73%	5.59%	5.54%
Non-performing	26,430	26,199	26,360	99	5.33	5.94
Credit Risk Transfer	140,787	130,833	141,839	92	4.25	5.77
Total Non-Agency MBS	$686,029	$652,197	$842,593	77%	5.36%	5.61%

December 31, 2018

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$561,940	$553,292	$738,210	75%	5.56%	5.57%
Non-performing	101,744	102,450	102,760	99	5.14	5.42
Credit Risk Transfer	131,519	129,898	141,839	92	4.30	5.72
Total Non-Agency MBS	$795,203	$785,640	$982,809	80%	5.34%	5.58%

At September 30, 2019 and December 31, 2018, the unamortized net discount on our Non-Agency MBS was approximately $190.4 million and $197.2 million, respectively.

    Financing

The following information pertains to our repurchase agreement borrowings at September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018:

	September 30,	June 30,	March 31,	December 31,
	2019	2019	2019	2018
	(dollar amounts in thousands)
Total repurchase agreements outstanding	$3,255,102	$3,155,843	$3,760,634	$3,811,627
Average repurchase agreements outstanding during the quarter	$3,227,250	$3,606,154	$3,910,458	$3,891,158
Maximum monthly amount during the quarter	$3,255,102	$4,048,665	$4,214,226	$3,914,585
Average interest rate on outstanding repurchase agreements	2.41%	2.76%	2.81%	2.67%
Average days to maturity	31 days	26 days	31 days	32 days
Average interest rate after adjusting for interest rate swaps	2.34%	2.38%	2.32%	2.23%
Weighted average maturity after adjusting for interest rate swaps	940 days	1,198 days	1,222 days	1,217 days

At September 30, 2019, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

September 30, 2019

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,290,000	2.39	475,102	3.12	1,765,102	2.59
30 days to 90 days	1,490,000	2.20	—	—	1,490,000	2.20
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$2,780,000	2.29%	$475,102	3.12%	$3,255,102	2.41%
Weighted average maturity	33 days		18 days		31 days
Weighted average interest rate after adjusting for interest rate swaps					2.34%
Weighted average maturity after adjusting for interest rate swaps					940 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$2,992,673		$593,748		$3,586,421

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

The weighted average interest rate on outstanding repurchase agreements, after adjusting for interest rate swaps, increased from 2.23% at December 31, 2018 to 2.34% at September 30, 2019. The increase was due primarily to a decrease in the amount of interest rate swaps, from $3.3 billion at December 31, 2018 to $2.2 billion at September 30, 2019, such that the rate on the repurchase agreements is less offset by the effect of interest rate swaps than at December

31, 2018. The weighted average maturity, after adjusting for interest rate swaps, decreased from 1,217 days at December 31, 2018 to 940 days at September 30, 2019, due primarily to a decrease in the average maturity of our swap agreements, as shown in the table below under “Hedging Strategies.”

Residential Mortgage Loans Held-for-Securitization

At September 30, 2019, we owned approximately $129.0 million of Non-QM loans, which are being held-for-securitization. Non-QM loans do not comply with the rules of the Consumer Financial Protection Bureau, or the CFPB, relating to Qualified Mortgages. Post-crisis, the CFPB issued rules on what is required for a loan to be qualified as a Qualified Mortgage, or QM. These rules have certain requirements, such as debt-to-income ratio, being fully-amortizing, and limits on loan fees. Non-QM loans do not comply with at least one of these requirements, but that does not necessarily imply that they carry more risk. Even though these loans may not have traditional documentation of income, such as a Form W-2 or paychecks, they generally have stated income and may have alternate documentation, such as bank statements, CPA letters, or tax returns. The loans we are acquiring have high FICO scores, as well as other strong borrower attributes, which are factors we analyze in making acquisitions. See Note 4, “Residential Mortgage Loans Held-for-Securitization,” to our accompanying unaudited consolidated financial statements for more information regarding the residential mortgage loans held-for-securitization.

These loans are financed by a warehouse line of credit. At September 30, 2019, the amount outstanding on this line of credit (including warehouse transaction costs) was $112.3 million. As this line of credit started in 2019, there was no amount outstanding at December 31, 2018. The interest rate on the amounts advanced under this line of credit is at LIBOR + 2.25%, which was approximately 4.47% for the three months ended September 30, 2019 and was approximately 4.70% during the second quarter 2019. Additionally, we paid a facility fee on this line of credit, which was approximately $188 thousand for the three months ended September 30, 2019 and approximately $563 thousand for the nine months ended September 30, 2019. The facility fee plus legal fees paid to secure this line of credit is being amortized over one year. See Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

At September 30, 2019, we owned approximately $9.4 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment through consolidated securitization trusts) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 5, “Variable Interest Entities,” to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At September 30, 2019, we owned 86 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.6 million. At December 31, 2018, we owned 86 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $13.8 million.

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

The following table relates to our interest rate swaps at September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018:

	September 30,	June 30,	March 31,	December 31,
	2019	2019	2019	2018
Aggregate notional amount of interest rate swaps	$2.191 billion	$2.956 billion	$3.356 billion	$3.306 billion
Average maturity of interest rate swaps	3.9 years	3.6 years	3.9 years	3.9 years
Weighted average fixed-rate paid on interest rate swaps	2.08%	2.09%	2.13%	2.10%

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At September 30, 2019, the net unrealized loss in AOCI on the interest rate swaps was approximately $8.5 million, as compared to a net unrealized loss of approximately $11.5 million at December 31, 2018.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 9, and 15 to our accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $3.26 billion at September 30, 2019. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.0 billion in Agency MBS and approximately $594 million in Non-Agency MBS. Our other significant sources of funds for the three months ended September 30, 2019 consisted of payments of principal from our MBS portfolio in the amount of approximately $214.8 million.

For the three months ended September 30, 2019, there was a net decrease in cash, cash equivalents, and restricted cash of approximately $6.5 million. This consisted of the following components:

▪

Net cash provided by operating activities for the three months ended September 30, 2019 was approximately $7.3 million. This was comprised primarily of a net loss of approximately $17.5 million and adding back the following non-cash items: the amortization of premiums and discounts on MBS of approximately $6.4 million; depreciation on rental properties of approximately $120 thousand; amortization of restricted stock of $25 thousand; amortization of premium on loans of approximately $96 thousand; an impairment on Non-Agency MBS of approximately $1.1 million; accretion of discount on Non-Agency MBS of approximately $1.1 million; net settlements on interest rate swaps of approximately $2.1 million; and an unrealized loss on interest rate swaps of approximately $28.7 million, partially offset by a gain on TBA Agency MBS, net of derivative income, of approximately $4.0 million; an unrealized gain on Agency MBS held as trading investments of approximately $1.9 million; amortization of premium related to securitized loans of approximately $29 thousand; and net gains on sales of MBS of approximately $0.2 million. Net cash provided by operating activities also included an increase in accrued expenses and payables of approximately $2.0 million; an increase in prepaid expense and other assets of approximately $6.8 million; a decrease in interest receivable of approximately $67 thousand; and an increase in accrued interest payable of approximately $4.0 million;

▪

Net cash used in investing activities for the three months ended September 30, 2019 was approximately $96.7 million, which consisted of $214.8 million from principal payments on MBS; principal payments on securitized loans of $30 thousand; proceeds from sales of MBS of $63.3 million; and principal payments on residential mortgage loans of $11.6 million, partially offset by purchases of MBS of approximately $350.9 million; purchases of residential mortgage loans held-for-securitization of approximately $35.4 million; and improvements on residential properties of $80 thousand; and

▪

Net cash provided by financing activities for the three months ended September 30, 2019 was approximately $82.9 million. This consisted of borrowings on repurchase agreements of approximately $7.395 billion, offset by repayments on repurchase agreements of approximately $7.296 billion; a decrease in derivative counterparty margin of approximately $0.6 million; termination of interest rate swaps of approximately $27.7 million; dividends paid of approximately $10.9 million on common stock and dividends paid of approximately $2.3 million on preferred stock, partially offset by borrowings from the warehouse line of credit $30.9 million, less repayments on the warehouse line of credit of approximately $11.2 million; common stock issued of approximately $330 thousand; and net settlements on TBA Agency MBS of approximately $5.1 million.

At September 30, 2019, our leverage (excluding the ABS issued by securitization trusts) on total capital (including all preferred stock and junior subordinated notes) decreased from 6.2x at December 31, 2018 to 5.7x at September 30, 2019. The decrease in our leverage was due primarily to a decrease in repurchase agreements and credit line outstanding, from $3.81 billion at December 31, 2018 to $3.37 billion at September 30, 2019, partially offset by a decrease in our total capital (as described above), from $618.5 million at December 31, 2018 to $591.5 million at September 30, 2019.

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

During the three months ended September 30, 2019, we raised approximately $322.6 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended September 30, 2019, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or our common stock under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program, which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended September 30, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended September 30, 2019, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.

Stockholders’ Equity

We use available-for-sale treatment for the majority of our MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2019 was approximately $534.6 million. Common stockholders’ equity was approximately $436.4 million, or a book value of $4.42 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income” on available-for-sale Agency MBS was approximately $41.6 million, or 1.37% of the amortized cost of our Agency MBS, at September 30, 2019. This, along with “Accumulated other comprehensive (loss), derivatives” of approximately $(8.5) million, and “Accumulated other comprehensive income, unrealized gain on Non-Agency MBS” of approximately $33.9 million, constituted the total “Accumulated other comprehensive income” of approximately $67 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to our operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: core earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles our net loss to common stockholders for the three and nine months ended September 30, 2019 to core earnings for the same period. Core earnings represents the net loss to common stockholders (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles our total interest and other income for the three months ended September 30, 2019 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of our average earning assets, and also reconciles our total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of our average borrowings.

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

These non-GAAP financial measures should not be used as a substitute for our operating results for the three and nine months ended September 30, 2019. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Amount	Per Share	Amount	Per Share
	(in thousands)		(in thousands)
Net (loss) to common stockholders	$(19,789)	$(0.20)	$(92,054)	$(0.93)
Adjustments to derive core earnings:
(Gain) loss on sales of MBS	(214)	—	12,618	0.13
Impairment charge on Non-Agency MBS(1)	1,145	0.01	1,751	0.02
Unrealized (gain) on Agency MBS held as trading investments	(1,939)	(0.02)	(17,834)	(0.18)
Unrealized loss on interest rate swaps, net	28,720	0.29	120,146	1.22
(Gain) on derivatives-TBA Agency MBS, net	(3,986)	(0.04)	(14,581)	(0.15)
Net settlement on interest rate swaps after de-designation(2)	2,093	0.02	11,350	0.11
Dollar roll income on TBA Agency MBS(3)	564	0.01	3,850	0.04
Premium amortization on MBS	6,353	0.06	19,787	0.20
Paydown expense(4)	(5,487)	(0.05)	(15,947)	(0.16)
Depreciation expense on residential rental properties(5)	120	—	359	—
Core earnings	$7,580	$0.08	$29,445	$0.30
Basic weighted average number of shares outstanding	98,739		98,638

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

Effective Net Interest Rate Spread

	Three Months Ended
	September 30, 2019
		Annualized
	Amount	Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$36,936	3.51%
Income-rental properties	469	0.04
Dollar roll income on TBA Agency MBS(1)	564	0.05
Premium amortization on Agency MBS	6,353	0.60
Paydown expense(2)	(5,487)	(0.52)
Less: Other income	(679)	(0.06)
Total interest and other income and average asset yield, including TBA dollar roll income	$38,156	3.62%
Effective Cost of Funds:
Total interest expense	$27,913	2.93%
Net settlement on interest rate swaps after de-designation(3)	(2,093)	(0.22)
Effective total interest expense and effective cost of funds	$25,820	2.71%
Effective net interest rate spread		0.91%
Average earning assets	$4,212,950
Average borrowings	$3,807,511

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

(3)

Net settlement on interest rate swaps after de-designation includes all subsequent net payments made or received on interest rate swaps which were de-designated as hedges in August 2014 and also on any new interest rate swaps entered into after that date. These amounts are recorded in “Unrealized loss on interest rate swaps, net.”

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

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at September 30, 2019 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations. For more detail on the fair value of our Agency MBS, see Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at September 30, 2019 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “Accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our consolidated balance sheets, recognizing changes in the fair value in current-period income. At September 30, 2019, none of our derivative instruments were designated as hedges for accounting purposes.

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

Actions of the Federal Reserve

At its October 2019 meeting, the Fed Open Market Committee of the Federal Reserve, or the FOMC, lowered the Fed Funds rate to a target range of 1.50% to 1.75%. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations, and financial condition. These actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In August 2019, Congress agreed to increase the spending caps by $320 billion and also to remove the debt ceiling limit for two years. This bill was signed by President Trump. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio.

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

On June 23, 2016, the citizens of the United Kingdom voted to leave, or Brexit, the European Union, or the EU. The United Kingdom had two years from its formal notification of withdrawal (given on March 29, 2017) from the EU to negotiate a new treaty to replace the terms of its EU membership. The United Kingdom was due to leave the EU in March 2019 and EU leaders had adopted formal guidelines about the future relationship between the EU and the United Kingdom. However, the recent shakeup in the British government and the British Parliament vote to delay an agreement on how to end the relationship with the EU leaves uncertain the status of the UK’s relationship with the EU post-Brexit. It is unknown at this time what effects the Brexit vote and the UK/EU relationship will have on interest rates, on stock markets (over the longer term), and the effect on the U.S. economy and the global economy.

Subsequent Events

Effective October 1, 2019, the conversion rate of our Series B Preferred Stock increased from 5.4397 shares of our common stock to 5.5379 shares of our common stock based upon the common stock dividend of $0.10 that was declared on September 17, 2019.

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

At September 30, 2019, our MBS and the related borrowings will prospectively reprice based on the following time frames:

September 30, 2019

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$52,389	1.4%	$—	—%
20-year fixed-rate investments	203,837	5.4	—	—
30-year fixed-rate investments	1,840,158	48.5	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	89,555	2.4	2,780,000	85.4
Greater than 3 months and less than 1 year	504,241	13.3	—	—
Greater than 1 year and less than 3 years	78,989	2.1	—	—
Greater than 3 years and less than 5 years	224,342	5.9	—	—
Greater than 5 years	112,127	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	44,187	1.2	475,102	14.6
Hybrid MBS	20,154	0.5	—	—
Fixed-rate MBS	621,688	16.4	—	—
Total MBS Portfolio	$3,791,667	100.0%	$3,255,102	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2018, our MBS and the related borrowings will prospectively reprice based on the following time frames:

December 31, 2018

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$892,451	20.5%	$—	—%
20-year fixed-rate investments	366,502	8.5	—	—
30-year fixed-rate investments	742,361	17.1	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	111,676	2.6	3,235,000	84.9
Greater than 3 months and less than 1 year	805,092	18.6	—	—
Greater than 1 year and less than 3 years	205,324	4.7	—	—
Greater than 3 years and less than 5 years	299,870	6.8	—	—
Greater than 5 years	125,443	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	47,680	1.1	576,627	15.1
Hybrid MBS	22,190	0.5	—	—
Fixed-rate MBS	725,333	16.7	—	—
Total MBS Portfolio	$4,343,922	100.0%	$3,811,627	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

Most of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. At September 30, 2019, the fair value adjustment of our MBS reflected in AOCI increased to positive adjustment (other comprehensive income) of approximately $75.5 million from a negative adjustment (other comprehensive loss) of approximately $(19.3) million at December 31, 2018.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at

September 30, 2019, our Agency MBS had a weighted average term to next rate adjustment of approximately 25 months while our borrowings had a weighted average term to next rate adjustment of 31 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 940 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In August 2019, Congress agreed to increase the spending caps by $320 billion and also to remove the debt ceiling limit for two years. This bill was signed by President Trump. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates, and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2019, we had unrestricted cash of approximately $13.9 million, $113 million in unpledged Agency MBS, and $92.3 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us. The table quantifies the potential changes in net income and portfolio value should interest rates immediately change (are “shocked”) and remain at the new level for the next twelve months. The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows from our portfolio of mortgage-related assets for each rate shock scenario are projected, based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include projected changes in U.S. Treasury interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing U.S. Treasury interest rates.

Tabular Presentation

The information presented in the following table projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swaps). These projections are based on investments in place at September 30, 2019 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(2)%	(50)%	(0.8)%
(1)%	(31)%	(0.4)%
0%	0%	0%
1%	23%	(0.6)%
2%	41%	(2.2)%

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

Item 1A.      Risk Factors.

There have been no material changes during the last quarter with regard to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the three months ended September 30, 2019. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 15, 2019 as DEF 14A.

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 6, 2019	/s/ JOSEPH E. MCADAMS
Joseph E. McAdams
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 6, 2019	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)