Form 10-K
period 2019-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2020-03-05
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2019 was approximately $367,467,902.

As of March 4, 2020, the registrant had 98,915,645 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10‑K incorporates by reference certain portions of the registrant’s proxy statement for its 2020 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10‑K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2019

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

•

Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 79) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by a warehouse line of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Statements regarding the following subjects, among others, that may affect our actual results may be forward-looking: risks associated with investing in mortgage-backed securities, or MBS, and other mortgage-related assets; changes in interest rates and the market value of our target investments; changes in prepayment rates of the mortgage loans securing our mortgage-related investments; changes in the yield curve; the credit performance of our Non-Agency MBS, residential mortgage loans held-for-securitization, and residential mortgage loans held-for-investment through consolidated securitization trusts; the concentration of the credit risks we are exposed to; the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the availability of our target investments for purchase at attractive prices; the availability of financing for our target investments, including the availability of repurchase agreement financing and warehouse lines of credit; declines in home prices; increases in payment delinquencies and defaults on the mortgages comprising and underlying our target investments; changes in liquidity in the market for MBS, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and changes in the supply of mortgage-related assets available-for-sale; changes in the values of the MBS and other mortgage-related investments in our portfolio and the impact of adjustments reflecting those changes on our financial statements; our ability to generate the amount of cash flow we expect from our target investments; changes in our investment and financial strategies and the new risks that those changes may expose us to; changes in the competitive environment within our industry; changes that may affect our Manager’s ability to attract and retain personnel; our ability to successfully diversify our business into new investments and manage the new risks they may expose us to; our ability to manage various operational and regulatory risks associated with our business; our ability to establish, adjust and maintain appropriate hedges for the risks to our portfolio; legislative and regulatory actions affecting the mortgage and derivatives industries or our business; implementation of or changes in government regulations or programs affecting our business; changes due to the consequences of actions by the U.S. government and other foreign governments to address various financial and economic issues and our ability to respond to and comply with such actions and changes; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; limitations imposed on our business due to our REIT status as exempt from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have acquired residential mortgage loans that are being held-for-securitization. These loans are financed by a warehouse line of credit, which is a short-term revolving credit facility extended by the financial institution for loans that are being held pending securitization.

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

Repurchase agreements are financings pursuant to which one party, the seller or borrower, sells assets to the repurchase agreement counterparty, the buyer or lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash or other collateral to re-establish the ratio of value of the collateral to the amount of borrowing. In the current financing climate, lenders using repurchase agreements generally advance approximately 95% of the market value of the Agency MBS financed (meaning a 5% haircut) and 65% to 80% of the market value of the Non-Agency MBS financed (meaning a 20% to 35% haircut). A significant decrease in advance rate or an increase in the haircut could result in our having to sell securities in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under repurchase agreements by deploying a prudent amount of leverage.

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2019, we had approximately $3.66 billion of outstanding balances under repurchase agreements with 18 different counterparties, with a maximum net exposure (the difference between the amount loaned to us and the value of the assets pledged by us as collateral) to any single lender of approximately $50.5 million, or approximately 9.1% of our equity.

Growth Strategy

It is our long-term objective to grow our earnings and our dividends per common share by increasing our paid-in capital and book value per share.

Our Target Investments

Our investment portfolio is focused on two different strategies that embody our hybrid investment approach. The target investments that fall under these strategies are:

Agency MBS

This strategy includes investing in Agency MBS and the related derivative transactions. The performance of this strategy is most affected by changes in interest rates, prepayments and mortgage spreads relative to U.S. Treasury securities. These assets have minimal exposure to the underlying credit of the investments. Agency MBS are collateralized by fixed-rate mortgage loans, adjustable-rate mortgage loans, hybrid mortgage loans, and any derivatives thereof, including:

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

We believe the performance of our Non-Agency MBS and residential mortgage loans are most affected by changes in credit performance of the underlying collateral. These assets also have interest rate and mortgage spread exposure, but we believe this exposure is not viewed to be the main driver of performance.

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

Residential Real Estate

These assets consist primarily of single-family residential properties which, after renovation, we lease to tenants. Our focus is on properties that produce high occupancy and attractive rental rates and generate long-term property appreciation.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our Board. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2019, our leverage on capital (including common stockholders’ equity, all preferred stock, and junior subordinated notes) was 6.2x.

Our mortgage-related assets are financed primarily at short-term borrowing rates through repurchase agreements. We also employ borrowings under a warehouse line of credit that we established with an institutional lender.

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

If there is a decline in the credit quality of any of our Non-Agency MBS holdings or in our loans, we may, after evaluation, maintain or increase our holdings or liquidate all or a portion of the position. We are not required to sell a security when it is moved to a lower Category in our Asset Acquisition Policy.

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

Payment of principal and interest on some mortgage pass-through securities, though not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by agencies or instrumentalities of the federal government, or by GSEs such as Fannie Mae and Freddie Mac. MBS created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees including individual loan, title, pool and hazard insurance and letters of credit which may be issued by governmental entities, private insurers or the mortgage poolers.

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

Freddie Mac and Fannie Mae

We invest in Agency MBS issued by Fannie Mae and Freddie Mac, which are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency, or the FHFA, the U.S. Department of Housing and Urban Development, the SEC, and the U.S. Department of the Treasury, or the U.S. Treasury, and are currently operating under the conservatorship of the FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. Government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

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

Non-Agency MBS are backed by residential mortgages that can be comprised of prime mortgage or non-prime mortgage loans, which are described below:

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

Residential Mortgage Loans Held-for-Securitization

We acquire and accumulate mortgage loans through our wholly-owned subsidiary, Anworth Mortgage Loans, Inc., as part of our investment strategy until a sufficient quantity has been accumulated for securitization. We anticipate that any mortgage loans that we would acquire and do not securitize will not constitute more than 40% of our total mortgage-related assets at any time. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. As part of our due diligence process, we review and validate all appraisals.

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

Residential Real Estate

These assets consist of residential properties which we lease to tenants. Our focus is on properties in those areas that produce high occupancy and rental rates and generate long-term property appreciation.

Corporate Governance

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•	Our Board is composed of a majority of independent directors. Our Audit, Compensation, and Nominating and Corporate Governance Committees are comprised exclusively of independent directors.
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

•

We have a formal internal audit function, through the current use of an independent CPA firm, to further the effective functioning of our internal controls and procedures. Our internal auditors report directly to our Audit Committee and the internal audit function is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which requires an evaluation of internal control over financial reporting in association with our consolidated financial statements as of December 31, 2019 (see Item 9A, “Controls and Procedures,” included in this Annual Report on Form 10‑K).

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

Filings with the SEC

We file annual, quarterly, and special reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public from the SEC’s website at http://sec.gov. This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Currently, dividends paid by regular C corporations to stockholders other than corporations are generally taxed at the rate applicable to long-term capital gains, which is currently a maximum of 20%, subject to certain limitations. Because we are a REIT, however, our dividends, including dividends paid on our stock, including shares of our preferred stock, generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances, including dividend distributions allocable to distributions we have received from a taxable REIT subsidiary or other taxable corporation; provided, however, that all such distributions, other than distributions which are taxable as capital gain dividends or traceable to distributions from a taxable REIT subsidiary, as are received by a pass-through entity or an individual, became eligible for a 20% deduction from gross income starting in 2018 under the tax laws. This eligibility for a 20% deduction will expire in 2025.

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

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will generally be taxable to U.S. stockholders as ordinary income; provided, however, that all such distributions, other than distributions which are taxable as capital gain dividends or traceable to distributions from a taxable REIT subsidiary, as are received by a pass-through entity or an individual, became eligible for a 20% deduction from gross income starting in 2018 under the tax laws. This eligibility for a 20% deduction will expire in 2025. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to U.S. stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each U.S. stockholder and will reduce the adjusted tax basis which each U.S. stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a U.S. stockholder’s adjusted tax basis in its stock will be taxable as capital gain and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year, but only to the extent we have any remaining undistributed earnings and profits (as computed under the Code) as of December 31st. Any portion of this distribution in excess of our previously undistributed earnings and profits as of December 31st should be treated as a distribution to our stockholders in the following calendar year for U.S. federal income tax purposes. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses. Ordinary dividends to a U.S. stockholder generally will not be eligible for the favorable tax rates (currently 20% maximum rate) for “qualified dividend income.” However, the 20% tax rate for “qualified dividend income” will apply to our ordinary REIT dividends that are attributable to (i) dividends received by us from non-REIT corporations such as a taxable REIT subsidiary, and (ii) any income on which we have paid a corporate income tax.

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

The following is a summary of the risk factors discussed in this Annual Report on Form 10-K:

Risks Related to Recent or Potential Economic, Legislative, and Regulatory Developments Affecting Our Industry

•

Adverse developments in the residential mortgage market, the real estate market, and the broader financial and capital markets, as well as in the U.S. economy and the broader global economy, may adversely affect our business, results of operations, and financial condition;

•	The U.S. government may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business;
•	New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of Agency MBS;
•

A failure by the U.S. government to reduce its budget deficit, resolve future debt ceiling or government funding crises or a further downgrade of U.S. sovereign debt and government-sponsored agency debt, could have a material adverse impact on our borrowings and the valuations of our mortgage-related assets and may have a material adverse impact on our stock price, financial condition and results of operations;

•

We are subject to the risk that domestic and international crises, despite efforts by global governments to address such crises, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results;

•	Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, mortgage-related assets in which we invest;
•

A change in the LIBOR setting process could affect the interest rates that borrowing agreement counterparties charge on borrowings in general. Any such change could affect our borrowing agreements and could have an adverse impact on our net interest income;

•	Government use of eminent domain to seize underwater mortgages could materially and adversely affect the value of, and the returns on, our Non-Agency MBS and residential mortgage loans; and
•

Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices and penalties, or otherwise harm our business.

Risks Related to our Financings and Leverage

•

If we are unable to negotiate favorable terms and conditions on future borrowing arrangements with one or more of our lenders, our ability to acquire investments for our portfolio, our financial condition and earnings could be negatively impacted;

•	Our leveraging strategy increases the risks of our operations;
•	We may incur increased borrowing costs related to repurchase agreements and other borrowing facilities that would adversely affect our profitability and our book value;
•	If we are unable to complete securitizations or experience delays on securitization closings, we would face a liquidity shortage in this area of our business, which would harm our operating results;

•

Any borrowing arrangements that we use to finance our assets may require us to provide additional collateral or pay down debt, and if these requirements are not met, our financial condition and prospects could deteriorate rapidly;

•	Our use of repurchase agreements and other credit facilities to borrow funds may give our lenders greater rights in the event that either we or a lender files for bankruptcy;
•

A failure to comply with restrictive covenants in our financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt;

•	Our hedging strategies may not be successful in mitigating our risks associated with interest rates; and
•	The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.

Risks Related to our Investments and Investment Activity

•	Competition may prevent us from acquiring mortgage-related assets at favorable yields, and that would negatively impact our profitability;
•	A decrease or lack of liquidity in our investments may adversely affect our business, including our ability to value and sell our assets;
•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay dividends;
•	An increase in interest rates may harm our book value, which could adversely affect the cash available for distribution to you and could cause the price of our securities to decline;
•

An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, MBS and other mortgage-related assets, which could adversely affect our ability to acquire MBS and other mortgage-related assets that satisfy our investment objectives and to generate income and pay dividends;

•	A flat or inverted yield curve may negatively affect our operations, book value and profitability due to its potential impact on investment yields and the supply of adjustable-rate mortgage products;
•	Interest rate mismatches between our adjustable-rate investments and our borrowings used to fund our purchases of these assets may reduce our income during periods of changing interest rates;
•	We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates;
•	Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates;
•	New assets we acquire may not generate yields as attractive or be as accretive to book value as have been experienced historically;
•	Increased levels of prepayments from Agency MBS may decrease our net interest income;
•	The timing and amount of prepayments could adversely affect our liquidity and our profitability;

•

A decline in the fair market value of our Non-Agency MBS could result in us recording impairments on these investments, which may have an adverse effect on our results of operations and financial condition;

•	Our investments in Non-Agency MBS and residential mortgage loans involve credit risk, which could materially adversely affect our results of operations;
•

We may have significant credit risk, especially on Non-Agency MBS and residential mortgage loans in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets;

•

We invest in Non-Agency MBS that are collateralized by loans of lower credit quality, such as Alt-A loans or securitized non-performing loans, which, due to lower underwriting standards, are subject to increased risk of losses;

•	We may generate taxable income that differs from our GAAP income on our mortgage-related investments, which may result in significant timing differences in the recognition of income and losses;
•

Generally, Non-Agency MBS have greater price sensitivity than Agency MBS, which could cause fluctuations in our book value. Such price fluctuations could cause repurchase agreement lenders to require greater amounts of collateral and higher margin requirements, which could affect our results of operations and could cause us to sell our Non-Agency MBS at potentially distressed prices in periods of significant price fluctuation. It could also cause repurchase agreement lenders to withdraw their financing from such investments;

•	Our subordinated mortgage assets may be in the “first loss” position, subjecting us to greater risks of loss;
•	If our Manager underestimates the collateral loss on our investments, we may experience losses;
•

The servicing of the mortgage loans that are the underlying collateral of our mortgage-related assets is outside of our control, and if this servicing is not successful in limiting future delinquencies, defaults and losses, it could adversely affect our results of operations;

•	We invest in securities in the developing Credit risk transfer sector that are subject to mortgage credit risk;
•	We may invest in leveraged mortgage derivative securities that generally experience greater volatility in market prices, thus exposing us to greater risk with respect to their rate of return;
•	We are dependent upon information systems and communication systems and their failure could significantly disrupt our business;
•	We have a limited operating history in the business of acquiring and securitizing mortgage loans and we may not be successful;
•	Representations and warranties made by us in loan sales and securitizations may subject us to liability that could result in loan losses, which could harm our operating results;
•

We acquire, or will acquire, most of the loans from a limited number of originators and if we fail to properly manage these relationships, or if these originators experience origination problems, our ability to acquire loans from them could be harmed, which would negatively affect our operations;

•	Our real estate-related assets (including mortgage loans and MBS) are subject to the risks associated with real property;

•

We expect to engage in securitization transactions relating to real estate mortgage loans that we will sponsor. In addition, we have invested in, and continue to invest in, mortgage-backed securities issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potential material risks; and

•

With respect to mortgage loans we own, or which we have purchased and will subsequently securitize, we may be subject to liabilities for potential violations of CFPB’s TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”) or other similar consumer protection laws and regulations, which could adversely impact our business and operating results.

Risks Related to our Management

•	We have no employees and our Manager is responsible for making all of our investment decisions. The employees of our Manager are not required to devote any specific amount of time to our business;
•

We are completely dependent upon our Manager, who provides services to us through the Management Agreement, and we may not find suitable replacements for our Manager if the Management Agreement is terminated or such key personnel are no longer available to us. The loss of any key personnel of our Manager could harm our operations;

•	The Management Agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party;
•	If we elect to not renew the Management Agreement without cause, we would be required to pay our Manager a substantial termination fee;
•	If we do not renew the Management Agreement for any reason, we would continue to be obligated to pay the sublease on our office premises in California;
•	Various corporate actions require the approval of the majority of all shareholders;
•

In the event of a change of control, we will owe certain of the officers and employees of our Manager a payment as specified in their Change of Control and Arbitration Agreements between these officers/employees and the Company;

•	The management fee is payable regardless of our performance;
•	The fee structure of the Management Agreement may limit our Manager’s ability to retain access to its key personnel;
•	Some investors may not view our external management in a positive light, which may affect the market price of our common stock, and may make it more difficult for future offerings of our stock;
•	Potential conflicts of interest could arise if our Manager were to take greater risk for the purpose of increasing our equity in order to earn a greater management fee;
•	Our Manager’s liability is limited under the Management Agreement and we have agreed to indemnify our Manager against certain liabilities;
•	Our Manager has limited resources and may not be able to defend itself in litigation;
•

Failure of our Manager to comply with SEC rules and regulations could cause various disciplinary actions, which could cause a disruption in services provided to us, and may impact our business operations and our profitability; and
•	Our Board may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business, results of operations and stock price.

Risks Related to Our Residential Properties Business

•	We are in an industry that has significant competition, which makes this business difficult to evaluate, and may affect our ability to operate this business in a profitable manner;
•

Many factors affect the single-family residential rental market, and the profitability of this business will be affected both by our assumptions about this market and this market’s conditions in our target areas;

•

Initially, our portfolio of properties has been geographically concentrated, and any adverse developments in local economic conditions, or the demand for single-family rental homes in these markets, or the occurrence of natural disasters, may adversely affect the operating results of this business;

•	Poor resident selection and defaults by renters may adversely affect the financial performance of this business and harm our reputation; and
•	Declining real estate values and impairment charges could adversely affect the earnings and financial condition of this business.

Risks Related to REIT Compliance and Other Tax Matters

•	If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability;
•	Complying with REIT requirements may cause us to forego otherwise attractive opportunities;
•	Complying with REIT requirements may limit our ability to hedge effectively;
•	Complying with REIT requirements may force us to liquidate otherwise attractive investments or to make investments inconsistent with our business plan;
•	REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt, sell assets, or take other actions to make such distributions;
•	Even though we elected to be taxed as REIT, we may be required to pay certain taxes;
•	Our ability to invest in and dispose of TBA contracts could be limited by our REIT status and we could lose our REIT status as a result of these investments;
•	Complying with REIT requirements may force us to borrow to make distributions to stockholders;
•	Dividends payable by REITs do not qualify for the reduced tax rates;
•

The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions, including certain methods of securitizing loans, which would be treated as sales for federal income tax purposes;

•	We may incur excess inclusion income that would increase the tax liability of our stockholders; and

•	Misplaced reliance on legal opinions or statements by issuers of mortgage-related assets could result in a failure to comply with REIT gross income or asset tests.

Additional Risk Factors

•	Failure to maintain an exemption from the Investment Company Act would materially harm our results of operations;
•

We presently are not, nor do we intend to be, regulated as an investment company. Fluctuations in our net income and in our book value will likely be greater than those of investment companies. This may affect investors or potential investors as to the appropriateness of our stock as compared to that of an investment company;

•	The market price of our common stock may fluctuate significantly;
•	We may not be able to use the money we raise from time to time to acquire investments at favorable prices;
•	We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to them in the future;
•

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our Board; and

•	Because provisions contained in Maryland law, our charter and our bylaws may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.

Risks Related to Recent or Potential Economic, Legislative, and Regulatory Developments Affecting Our Industry

Adverse developments in the residential mortgage market, the real estate market, and the broader financial and capital markets, as well as in the U.S. economy and the broader global economy, may adversely affect our business, results of operations, and financial condition.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS and residential mortgage loans, as well as the broader financial markets and the economy generally. Significant adverse changes in financial market conditions leading to the forced sale of large quantities of mortgage-related and other financial assets would result in significant volatility in the market for mortgages and mortgage-related assets and potentially significant losses for us and certain other market participants. In addition, concerns over the U.S. economy or uncertainty regarding future U.S. monetary policy may contribute to increased interest rate volatility. This may have an adverse impact on the supply or value of mortgage-related assets and could also make it more difficult for us as well as others in the marketplace to obtain financing on favorable terms or at all.

The U.S. government may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Changes by the U.S. government on U.S. fiscal and tax policies, trade, healthcare, immigration, foreign policies, and governmental regulations may impact the residential mortgage and real estate markets, the U.S. economy, and the broader global economy. Although we cannot predict the impact, if any, that any change in federal policies could have on our business, they could negatively affect our business. Until we know what policy changes are made and how these changes impact our business and the business of others that compete in our markets, over the long-term, we cannot predict whether we will benefit from such changes or be negatively affected by them.

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

A failure by the U.S. government to reduce its budget deficit, or resolve future debt ceiling or government funding crises, or a further downgrade of U.S. sovereign debt and government-sponsored agency debt, could have a material adverse impact on our borrowings and the valuations of our mortgage-related assets and may have a material adverse impact on our stock price, financial condition and results of operations.

There continue to be concerns over the ability of the U.S. government to reduce its budget deficit, and resolve its debt crisis and continued government funding crises. The U.S. sovereign debt and government-sponsored agency debt credit ratings continue to be monitored to account for the risk that U.S. lawmakers fail to reduce its overall debt. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or avoid government shutdowns, or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy.

In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and impaired access to credit. These factors could negatively impact our borrowing costs, our liquidity and the valuation of the mortgage-related assets we currently own in our portfolio, which could have a material adverse impact on our stock price, financial condition and our results of operations.

We are subject to the risk that domestic and international crises, despite efforts by global governments to address such crises, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results.

In the years following the financial and credit crisis of 2007-2008, several large European banks experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments attempted to shore-up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts. As there continues to be concern over the European countries’ economies, there is no assurance that government plans and programs will be successful in addressing global credit crises or in preventing other banks from failing. If unsuccessful, this could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

As there continue to be concerns about many of the economies of European countries, there is a continuing risk to the financial condition and stability of major European banks. Many of the European banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing and warehouse lines of credit for the acquisition of various mortgage-related investments.

If the European credit crisis continues to impact major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, mortgage-related assets in which we invest.

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

The mortgages securing our Non-Agency MBS and residential mortgage loans are located in different geographic regions across the United States. Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater but not in default. In August 2013, the FHFA released a statement expressing serious concerns on the use of eminent domain to restructure mortgages based on a review it conducted since requesting public input on the proposal in August 2012 and indicated that it may take action in response to such use. However, if definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges resulting in mortgages securing our Non-Agency MBS and residential mortgage loans being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amount we receive on our Non-Agency MBS and residential mortgage loans would be less than we would have otherwise received if the mortgage loans had not been seized, which may result in a decline in the market value and an other-than-temporary impairment of these assets. If governments adopt such plans and mortgages securing our Non-Agency MBS and residential mortgage loans are seized on a widespread scale, it could have a material adverse effect on the value of and/or returns on our mortgage-related assets and our results of operations.

Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices and penalties, or otherwise harm our business.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, including measures to ensure that encryption of users’ data does not hinder law enforcement agencies’ access to data. In addition, the interpretation and application of consumer and data protection laws in the United States, Europe, and in other countries in the world are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data protection or with the data protection on service providers that we rely upon. If borrower or consumer data, including personally identifiable information, is lost, exposed, stolen, or subject to unauthorized access or use as a result of accidents, error, or malfeasance by employees, independent contractors or others working for us on our behalf, we may be liable for losses suffered by individuals whose identities are stolen as a result of a data breach on the systems used by our various service providers, and any liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals and providing credit monitoring services to them as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues and profits.

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

The California Consumer Privacy Act, or the CCPA, is a bill intended to enhance privacy rights and consumer protection for residents of California. The bill was passed by the California State Legislature and signed into law by Jerry Brown, then-Governor of California, on June 28, 2018. The CCPA applies to any business that collects consumers’ personal data and does business in California and has annual gross revenue in excess of $25 million, or possesses the personal information of 50,000 or more consumers, households, or devices.

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

Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of, or a default on, a mortgage-related asset:

•

The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

•

Substantially all of our borrowings are secured by our mortgage-related assets. A decline in the market value of the assets used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell our investments under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the investments, we would experience losses.

•

A default of a mortgage-related asset that constitutes collateral for our borrowings could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.
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

If interest rates on these agreements and on other borrowing facilities increase, that would harm our profitability. Our borrowing costs under repurchase agreements and other short-term borrowing facilities generally correspond to short-term interest rates such as LIBOR plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

•	the movement of interest rates;
•	the availability of financing in the market; and
•	the value and liquidity of our mortgage-related assets.

If we are unable to complete securitizations or experience delays on securitization closings, we would face a liquidity shortage in this area of our business, which would harm our operating results.

We expect to rely significantly upon securitizations to generate cash proceeds to repay warehouse lines of credit and replenish our borrowing capacity. If we are unable to complete a securitization or experience delays, we may be required to utilize other sources of financing which, if available at all, may not be on the best terms for us. Shortages in financing would make it difficult for us to continue to purchase loans. In addition, delays in closing securitizations increase our credit and interest rate risks on our mortgage loans, as we would be holding them for an extended period of time. Several factors could affect our ability to complete a securitization including, among others, the following:

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

A failure to comply with restrictive covenants in our financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

We are subject to various restrictive covenants contained in our financing arrangements and may become subject to additional covenants in connection with future financings. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, subject to certain cure provisions, as applicable, we would be in default under those agreements and our indebtedness could be declared due and payable. In addition, our lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights under our financing arrangements, whereby a default (such as a failure to comply with a covenant) under one financing arrangement could trigger a default under other financing arrangements.

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

Risks Related to our Investments and Investment Activity

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

Turbulent market conditions could significantly and negatively impact the liquidity of our assets. In some cases, it may be difficult to obtain third-party pricing on certain of our investment securities. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, third-party pricing for illiquid investments may be more subjective than for more liquid investments. The illiquidity of certain investment securities may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded certain of our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay dividends.

The availability of mortgage-related assets meeting our criteria depends upon, among other things, the level of activity and quality of and demand for these investments in the mortgage securitization and secondary markets. The market for these investments depends upon various factors including the level of activity in the residential real estate market, the level of and difference between short-term and long-term interest rates, incentives for issuers to securitize mortgage loans and demand for these investments by institutional investors. The size and level of activity in the residential real estate lending market depends upon various factors, including the level of interest rates, regional and national economic conditions and real estate values. To the extent we are unable to acquire a sufficient volume of mortgage-related assets meeting our criteria, our results of operations would be adversely affected. Furthermore, we cannot assure you that we will be able to acquire sufficient mortgage-related assets at spreads above our cost of funds.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2019, our Agency MBS had a weighted average term to next rate adjustment of approximately 24 months, while our borrowings had a weighted average term to next rate adjustment of 28 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 978 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate MBS and residential mortgage loans with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate assets that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2019, 1.2% of our MBS were 15‑year fixed-rate Agency MBS, 4.7% of our MBS were 20-year fixed-rate Agency MBS, 59.6%  of our MBS were 30-year fixed-rate Agency MBS, and approximately 14.0% of our MBS were fixed-rate Non-Agency MBS.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS (including hybrid adjustable-rate MBS) are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2019, approximately 20.5% of our MBS were adjustable-rate securities.

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

Faster than expected prepayments could harm our profitability as follows:

•

We primarily purchase Agency MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2019, substantially all of our Agency MBS had been acquired at a premium.

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

Our investments in Non-Agency MBS and residential mortgage loans involve credit risk, which could materially adversely affect our results of operations.

In general, Non-Agency MBS and residential mortgage loans carry greater investment risk than Agency MBS because they are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or any federally chartered corporation. Unexpectedly high rates of default (i.e., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing our Non-Agency MBS and residential mortgage loans may adversely affect the values of such assets. Accordingly, Non-Agency MBS and other investment assets of less-than-high credit quality could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on these assets.

We may have significant credit risk, especially on Non-Agency MBS and residential mortgage loans in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

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

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different. Differences exist in the accounting for GAAP net income and REIT taxable net income, which could lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.

As a REIT must distribute at least 90% of its annual taxable income (subject to certain adjustments) to our stockholders, such timing differences could affect the amount of the dividend distribution. However, dividends are declared and paid at the discretion of our Board and depend not only on REIT taxable net income, but also on our financial results, our overall financial condition, maintenance of our REIT qualification and such other factors as our board may deem relevant from time to time.

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

Third party servicers provide for the servicing of the mortgage loans that are the underlying collateral of our mortgage-related assets. These service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan. The efforts of these service providers may not be successful in limiting future delinquencies, defaults, and losses, which could adversely affect our results of operations.

We invest in securities in the developing Credit risk transfer sector that are subject to mortgage credit risk.

We invest in securities in the developing Credit risk transfer sector (“CRT Sector”).

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

Representations and warranties made by us in loan sales and securitizations may subject us to liability that could result in loan losses, which could harm our operating results.

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

With respect to mortgage loans we own, or which we have purchased and will subsequently securitize, we may be subject to liabilities for potential violations of CFPB’s TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”) or other similar consumer protection laws and regulations, which could adversely impact our business and operating results.

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

These officers and employees are involved in investing approximately $7.1 billion (including our assets) in MBS and other fixed income assets for institutional clients and individual investors through PIA at December 31, 2019. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our Company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

The service to PIA by the officers and employees of our Manager allow them to spend only part of their time and effort managing our Company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

Messrs. Joseph E. McAdams, Charles J. Siegel, John T. Hillman, and others are officers and employees of PIA Farmland, Inc., where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties leased to independent farm operators, was incorporated in February 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management, LLC, as to their time commitment. To the extent that significant time is devoted to these other companies, this could harm our overall management and operating results.

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

We depend upon the diligence, experience and skill of the officers and employees of our Manager for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. The key officers of our Manager include Mr. Joseph E. McAdams, its Chief Investment Officer, and our Chairman, President, and Chief Executive Officer; Mr. Charles J. Siegel, our Chief Financial Officer, Treasurer and Secretary; Mr. Brett Roth, its Senior Vice President; and Ms. Bistra Pashamova, its Senior Vice President. Our dependence on our Manager is heightened by the fact that they have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Mr. Joseph E. McAdams could seriously harm our business.

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

At December 31, 2019, if this termination event had occurred, the termination fee, based on the average annual management fee earned by our Manager during the 24‑month period immediately preceding the most recently completed quarter prior to the effective date of termination, would be approximately $20.7 million.

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

Risks Related to Our Residential Properties Business

We are in an industry that has significant competition, which makes this business difficult to evaluate, and may affect our ability to operate this business in a profitable manner.

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

In addition, although we have several employees who have previously personally engaged in this business on a small scale, we contract with various third-party professionals to assist us in acquiring and managing our properties and providing services to tenants. If these professionals do a poor job or don’t perform to our expectations, it could affect the prices we pay to acquire properties, our relationships with our tenants, the operation of our properties, and our reputation in this business. These factors make this business difficult to evaluate, and may affect our ability to operate this business in a profitable manner.

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

We believe that, since our initial public offering in 1998, we have operated so as to qualify as a REIT under the Code and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could require us to pay a penalty or jeopardize our REIT status. We hold certain assets and derive certain types of income that do not qualify under various gross asset and income requirements applicable to REITs and, if the amounts of such assets or income exceed thresholds permitted under the Code, our ability to qualify as a REIT could be jeopardized. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effects that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable net income at regular corporate rates;

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

In order to continue to qualify as a REIT, we must distribute to stockholders each calendar year at least 90% of our REIT taxable net income (including certain items of non-cash income), determined without regard to the deduction of dividends paid and excluding net capital gains. To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our taxable net income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax law.

We intend to distribute our taxable net income to stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. Our taxable net income may substantially exceed our net income as determined by U.S. GAAP or differences in timing between the recognition of taxable net income and the actual receipt of cash may occur, in which case we may have taxable net income in excess of cash flow from our operating activities. In such event, we may generate less cash flow than taxable net income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may require us to take actions that may not otherwise be advisable given existing market conditions and hinder our ability to grow, which could adversely affect the value of our common stock.

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

As a REIT, we must distribute at least 90% of our annual taxable net income (subject to certain adjustments) to our stockholders. At the time when we are required to make previously declared dividend distributions, declines in the value of our portfolio holdings and the resulting subsequent margins calls may have depleted most or all of our cash and cash equivalents. If this were to occur and if market conditions allowed us to do so, we would sell some of our portfolio holdings to generate sufficient funds to make the dividend payments. If market conditions did not allow us to sell portfolio holdings, we would be required to borrow funds on an unsecured basis to make the previously declared dividend payments.

Dividends payable by REITs do not qualify for the reduced tax rates.

Current tax law generally provides for favorable tax rates (20% maximum in the case of non-corporate stockholders) on dividends received from corporations. However, dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Notwithstanding the foregoing, however, all such dividends, other than dividends which are taxable as capital gain dividends or traceable to dividends from a taxable REIT subsidiary, as are received by a pass-through entity or an individual, became eligible for a 20% deduction from gross income starting in 2018 under the tax laws.

This eligibility for a 20% deduction will expire in 2025. This legislation does not adversely affect the taxation of REITs or dividends paid by REITs, but the more favorable rates applicable to non-REIT corporate dividends could cause investors which are trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. Investors and potential investors should consult with their tax advisors regarding the implications of this tax law on any investment in our stock.

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

The Investment Company Act has an exemption for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, we qualify for this exemption if we maintain at least 55% of our assets directly in qualifying assets and at least 80% of our assets must be in both the qualifying assets and other real estate related interests (and no more than 20% comprised of other miscellaneous assets). In meeting the 55% requirement under the Investment Company Act, the SEC has generally viewed the following asset types as qualifying interests: (1) assets that represent an actual interest in real estate; (2) loans or liens that are fully secured by real estate; (3) assets that can be viewed as the functional equivalent of, and provide the same economic experience as, an actual interest in real estate or a loan or lien fully secured by real estate, such as whole pool agency MBS. In meeting the 55% test, we treat MBS issued with respect to an underlying pool for which we hold all issued certificates as qualifying interests and partial pool agency MBS in other real estate related interests in complying with the 80% test. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to maintain our exemption from registration as an investment company by acquiring “mortgages and other liens on and interests in real estate”, we may be precluded from acquiring MBS whose yield is somewhat higher than the yield on “mortgages and other liens on and interests in real estate” that could be purchased in a manner consistent with the exemption.

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

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable net income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described in this Annual Report on Form 10‑K. All distributions to our common stockholders will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

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

Holders

As of March 4, 2020, there were approximately 679 record holders of our common stock. On March 4, 2020, the last reported sale price of our common stock on the New York Stock Exchange was $3.44 per share.

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

	Cash
	Dividends
	Per	Date
	Common	Dividends
	Share	Declared
2019
First quarter ended March 31, 2019	$0.13	March 14, 2019
Second quarter ended June 30, 2019	$0.11	June 13, 2019
Third quarter ended September 30, 2019	$0.10	September 17, 2019
Fourth quarter ended December 31, 2019	$0.09	December 17, 2019
2018
First quarter ended March 31, 2018	$0.15	March 15, 2018
Second quarter ended June 30, 2018	$0.14	June 15, 2018
Third quarter ended September 30, 2018	$0.14	September 14, 2018
Fourth quarter ended December 31, 2018	$0.13	December 14, 2018

Issuer Purchase of Equity Securities

			Total Number of	Maximum
			Shares Previously	Number of
			Purchased Prior	Shares That
			to This Quarter	May Yet Be
	Total Number		as Part of	Purchased
	of Shares	Average	Publicly	Under the
	Purchased This	Price Paid	Announced Plans	Plans or
Period	Quarter	per Share	or Programs	Programs(1)
Month #1 (October 1-31)	—	$—	52,969,000	3,113,278
Month #2 (November 1-30)	—	$—	52,969,000	—
Month #3 (December 1-31)	—	$—	52,969,000	—
Total shares purchased this quarter	—	$—	—	—
Total shares available for repurchase at December 31, 2019				—

(1)

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permitted us to acquire up to 2,000,000 shares of our common stock. The shares were expected to be acquired at prevailing prices through open market transactions. Our Board also authorized the Company to repurchase an amount of our common stock up to the amount of common stock sold and issued through our Dividend Reinvestment and Stock Purchase Plan.  Subsequently, our Board authorized the Company to repurchase up to an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. In November 2019, our Board decided to no longer include the amount of common stock that we sold and issued through our Dividend Reinvestment and Stock Purchase Plan as shares available for repurchase under our share repurchase program. Therefore, as of December 31, 2019, there are no longer any shares available for repurchase by us under our share repurchase program.

During the year ended December 31, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

Total Return Comparison

The following graph presents a cumulative total stockholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

Total Return Performance
Anworth Mortgage Asset Corporation
S&P 500 Index
NAREIT Mortgage REIT Index
Index Value
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Anworth Mortgage Asset Corporation	100.00	93.58	125.62	146.49	122.49	119.80
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
NAREIT Mortgage REIT Index	100.00	91.12	111.95	134.10	130.71	158.60

The cumulative total stockholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2014 in our common stock, that $100 was invested in each of the indices on December 31, 2014 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.     SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 are derived from our consolidated financial statements included in this Annual Report on Form 10‑K. The selected financial data as of December 31, 2017, 2016, and 2015 and for the years ended December 31, 2016 and 2015 are derived from consolidated financial statements not included in this Annual Report on Form 10‑K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included in this Annual Report on Form 10‑K beginning on page F‑1.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(amounts in thousands, except per share data and days)
Statements of Operations Data
Days in period	365	365	365	366	365
Interest income net of amortization of premium and discount	$154,395	$159,972	$142,748	$140,452	$145,498
Interest expense	(118,756)	(115,307)	(82,519)	(70,420)	(43,621)
Provision for loan losses	—	—	—	—	(203)
Net interest income	$35,639	$44,665	$60,229	$70,032	$101,674
Expenses	(13,306)	(13,503)	(13,305)	(14,219)	(13,980)
Other (loss) income	(77,752)	(37,650)	7,448	(33,320)	(72,990)
Net (loss) income	$(55,419)	$(6,488)	$54,372	$22,493	$14,704
Dividends on preferred stock	(9,189)	(9,189)	(8,173)	(6,583)	(6,437)
Net (loss) income available to common stockholders	$(64,608)	$(15,677)	$46,199	$15,910	$8,267
Basic (loss) earnings per common share	$(0.65)	$(0.16)	$0.48	$0.17	$0.08
Diluted (loss) earnings per common share	$(0.65)	$(0.16)	$0.47	$0.17	$0.08
Average number of shares outstanding	98,739	98,314	96,764	96,408	103,412
Average number of diluted shares outstanding	98,739	98,314	100,479	101,068	107,751

	As of December 31,
	2019	2018	2017	2016	2015
	(amounts in thousands, except per share data)
Balance Sheets Data
Agency MBS	$3,510,051	$3,548,719	$4,278,797	$3,925,193	$4,892,782
Non-Agency MBS	$643,610	$795,203	$760,825	$641,246	$682,061
Residential mortgage loans held-for-securitization	$152,922	$11,660	$—	$—	$—
Residential mortgage loans held-for-investment through consolidated securitization trusts	$458,348	$549,016	$639,351	$744,462	$969,172
Total assets	$4,938,631	$5,039,700	$5,765,541	$5,395,776	$6,636,340
Repurchase agreements	$3,657,873	$3,811,627	$4,365,695	$3,911,015	$4,915,528
Warehouse line of credit	$133,811	$—	$—	$—	$—
Asset-backed securities issued by securitization trusts	$448,987	$539,651	$629,984	$728,683	$915,486
Junior subordinated notes	$37,380	$37,380	$37,380	$37,380	$37,380
Total liabilities	$4,366,679	$4,458,595	$5,068,119	$4,740,754	$5,934,189
Series B Preferred Stock	$19,455	$19,455	$19,455	$23,924	$23,924
Stockholders’ equity (common, Series A, and Series C Preferred)	$552,497	$561,650	$677,967	$631,098	$678,227
Number of common shares outstanding	98,849	98,483	98,137	95,718	98,944
Book value per common share	$4.60	$4.71	$5.91	$5.95	$6.25

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

•

Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 79) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by a warehouse line of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

The following table provides the MBS asset allocation and asset allocation between our Agency MBS, Non-

Agency MBS and residential mortgage loans at December 31, 2019 and December 31, 2018:

	December 31,		December 31,
	2019		2018
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$3,510,051	73.66%	$3,548,719	72.36%
Non-Agency MBS	643,610	13.51	795,203	16.21
Total MBS	$4,153,661	87.17%	$4,343,922	88.57%
Residential mortgage loans held-for-securitization	152,922	3.21	11,660	0.24
Residential mortgage loans held-for-investment through consolidated securitization trusts	458,348	9.62	549,016	11.19
Total mortgage-related assets	$4,764,931	100.00%	$4,904,598	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our MBS Portfolio

At December 31, 2019 and December 31, 2018, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	December 31,	December 31,
	2019	2018
	(dollar amounts in thousands)
Fair value of MBS	$4,153,661	$4,343,922
Adjustable-rate Agency MBS less than 1-year reset	12%	21%
Adjustable-rate Agency MBS 1-3 year reset	2	5
Adjustable-rate Agency MBS 3-5 year reset	3	7
Adjustable-rate Agency MBS greater than 5-year reset	2	3
Total Adjustable-Rate Agency MBS	19%	36%
15-year fixed-rate Agency MBS	1	20
20-year fixed-rate Agency MBS	5	9
30-year fixed-rate Agency MBS	60	17
Non-Agency MBS	15	18
Total MBS	100%	100%

Results of Operations

Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, our net loss to common stockholders was approximately $64.6 million, or $(0.65) per basic and diluted share, based on a weighted average of 98.7 million basic and fully diluted shares outstanding. This included a net loss of $55.4 million and the payment of preferred dividends of $9.2 million. For the year ended December 31, 2018, our net loss to common stockholders was approximately $15.7 million, or $(0.16) per basic and diluted share, based on a weighted average of 98.3 million basic and fully diluted shares outstanding. This included a net loss of $6.5 million and the payment of preferred dividends of $9.2 million.

Net interest income for the year ended December 31, 2019 totaled $35.6 million, or 19.7% of gross interest income, compared to $44.7 million, or 23.7% of gross interest income, for the year ended December 31, 2018. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other interest income less interest expense from borrowings. Interest and other interest income net of premium amortization expense for the year ended December 31, 2019 was $154.4 million, compared to $160.0 million for the year ended December 31, 2018, a decrease of 3.5%, due primarily to a decrease in interest income on securitized residential mortgage loans of approximately $3.0 million (due to paydowns on this portfolio) and a decrease in the weighted average portfolio outstanding, from approximately $4.62 billion in 2018 to approximately $3.95 billion in 2019, partially offset by an increase in the weighted average coupons on MBS (from 3.57% in 2018 to 3.93% in 2019), a decrease in premium amortization expense of $2.0 million, an increase in interest on residential mortgage loans held-for-securitization of $4.3 million (due to this activity commencing at the end of December 2018), and an increase in other interest income of $1.3 million, due primarily to interest earned on restricted cash balances. Interest expense for the year ended December 31, 2019 was $118.8 million, compared to $115.3 million for the year ended December 31, 2018, an increase of approximately 3.0%, which resulted primarily from an increase in the weighted average interest rates, from 2.20% in 2018 to 2.64% in 2019, and an increase in interest expense on our warehouse line of credit of $4.1 million (due to this activity commencing in 2019), partially offset by a decrease in interest expense on asset-backed securities issued by securitization trusts of approximately $3.0 million (due to paydowns on this portfolio), and a decrease in the average borrowings outstanding, from $4.11 billion in 2018 to $3.52 billion in 2019.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our mortgage-related assets, the supply of, and demand for, mortgage-related assets in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense) and prepayment speeds on our MBS and loan portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS and loans to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS and loan portfolios to slow, thereby slowing the amortization of our purchase premiums; and (v) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (a) prepayments on our MBS and loan portfolios to increase, thereby accelerating the amortization of our purchase premiums; (b) the interest expense associated with our borrowings to decrease; (c) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to increase; (d) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to decrease; and (e) coupons on our MBS and loans to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the year ended December 31, 2019, premium amortization expense decreased by $2.0 million, or 6.9%, to $26.8 million from $28.8 million during the year ended December 31, 2018, due primarily to less unamortized premium from a lower average MBS portfolio outstanding. The prepayment rate assumptions used in our projection of long-term CPR percentages are based on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Given our current expectations for prepayments and market conditions, we do not expect a significant change in future prepayment assumptions.

The table below shows the approximate constant prepayment rate of our MBS:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
Portfolio	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
MBS	25%	21%	18%	13%	14%	16%	16%	13%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. During the year ended December 31, 2019, we received proceeds of approximately $2.95 billion from the sales of Agency MBS and recognized a net loss of approximately $9.9 million, and we received proceeds of approximately $30 million from the sales (including calls) of Non-Agency MBS and recognized a net gain of approximately $76 thousand. During the year ended December 31, 2018, we received proceeds of approximately $781 million from the sales of Agency MBS and recognized a net loss of approximately $23.8 million, and we received proceeds of approximately $6 million from the sales of Non-Agency MBS and recognized a net gain of approximately $175 thousand. During the years ended December 31, 2019 and December 31, 2018, we did not sell any of our investments in the securitization trusts. We had no set plan to sell any of our securities, nor were we required to do so. Asset sales during 2019 and 2018 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as residential mortgage loans held-for-securitization, and rebalancing our portfolio by disposing of lower yielding securities. During the year ended December 31, 2019, we had unrealized gains of $17.0 million on trading investments as compared to unrealized losses of $4.9 million on trading investments during the year ended December 31, 2018. During the year ended December 31, 2019, we recognized a gain (including derivative income) of approximately $14.2 million on TBA Agency MBS, as compared to a loss (including derivative income) of approximately $8.7 million on TBA Agency MBS during the year ended December 31, 2018.

During the year ended December 31, 2019, we also had a loss on interest rate swaps recognized in our statements of operations of approximately $98.9 million, consisting primarily of $106.5 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying consolidated financial statements for additional information), and approximately $3.9 million in AOCI amortization, partially offset by approximately $11.5 million in net cash settlements received. During the year ended December 31, 2018, we also had a gain on interest rate swaps recognized in our statements of operations of approximately $0.6 million, consisting primarily of approximately $8.1 million in net cash settlements, partially offset by $3.5 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying consolidated financial statements for additional information), and approximately $4.0 million in AOCI amortization. During the year ended December 31, 2019, rental income from our residential rental properties increased by approximately $39 thousand. During the year ended December 31, 2019, we sold one of our residential rental properties and realized a gain of approximately $31 thousand. During the year ended December 31, 2018, we sold two of our residential rental properties and realized a gain of approximately $54 thousand. During the year ended December 31, 2019, there was an impairment charge on Non-Agency MBS of approximately $2.1 million, compared to an impairment charge of approximately $2.9 million during the year ended December 31, 2018.

Total expenses were approximately $13.3 million for the year ended December 31, 2019, compared to approximately $13.5 million for the year ended December 31, 2018. For the year ended December 31, 2019, we incurred management fees of approximately $6.7 million, which is based on a percentage of our equity (see Note 12 to the accompanying consolidated financial statements), compared to management fees of approximately $7.1 million for the year ended December 31, 2018. Rental properties depreciation and expenses decreased by $8 thousand during 2019. “Other expenses” increased by approximately $0.2 million.

Years Ended December 31, 2018 and 2017

The discussion comparing the results of operations for the years ended December 31, 2018 and December 31, 2017 can be found in, and is incorporated by reference to the information under, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Years Ended December 31, 2018 and 2017,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Financial Condition

MBS Portfolio

At December 31, 2019, we held Agency MBS which had an amortized cost of approximately $3.46 billion, consisting primarily of approximately $0.77 billion of adjustable-rate MBS and approximately $2.69 billion of fixed-rate MBS. This amount represents an approximate 3.6% decrease from the $3.59 billion held at December 31, 2018. This decrease was due primarily to paydowns in the portfolio, primarily in the adjustable-rate MBS. Of the adjustable-rate Agency MBS owned by us, 61% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 39% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At December 31, 2019, the Non-Agency MBS had an amortized cost of approximately $613.6 million, a fair value of approximately $643.6 million, and a contractually required principal of approximately $801.9 million. At December 31, 2018, the Non-Agency MBS had an amortized cost of approximately $785.6 million, a fair value of approximately $795.2 million, and a contractually required principal of approximately $982.8 million.

The following table presents a schedule of our MBS at fair value owned at December 31, 2019 and December 31, 2018 as classified by type of issuer:

	December 31, 2019		December 31, 2018
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$2,617,084	63.0%	$2,104,322	48.4%
Freddie Mac (FHLMC)	892,967	21.5	1,444,397	33.3
Non-Agency MBS	643,610	15.5	795,203	18.3
Total MBS	$4,153,661	100.0%	$4,343,922	100.0%

The following table classifies our portfolio of MBS owned at December 31, 2019 and December 31, 2018 by type of interest rate index:

	December 31, 2019		December 31, 2018
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$386	—%	$448	—%
Six-month LIBOR	1,426	—	8,295	0.2
One-year LIBOR	767,275	18.5	1,463,081	33.7
Six-month certificate of deposit	297	—	379	—
One-year constant maturity treasury	17,552	0.4	71,485	1.6
Cost of Funds Index	2,532	0.1	3,717	0.1
15-year fixed-rate	48,226	1.2	892,451	20.5
20-year fixed-rate	194,577	4.7	366,502	8.5
30-year fixed-rate	2,477,780	59.6	742,361	17.1
Total Agency MBS	$3,510,051	84.5%	$3,548,719	81.7%
Non-Agency MBS	643,610	15.5	795,203	18.3
Total MBS	$4,153,661	100.0%	$4,343,922	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our MBS is reported to us independently, either from third-party pricing services or from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our MBS, see Note 9 to the accompanying consolidated financial statements.

Agency MBS

The weighted average coupon and average amortized cost of our Agency MBS at December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018 were as follows:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2019	2019	2019	2019	2018
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.95%	3.96%	4.20%	4.34%	4.09%
Hybrid adjustable-rate Agency MBS	2.78	2.71	2.53	2.52	2.52
15-year fixed-rate Agency MBS	3.50	3.50	3.50	3.13	2.90
20-year fixed-rate Agency MBS	3.56	3.56	3.56	3.70	3.69
30-year fixed-rate Agency MBS	3.56	3.85	4.02	4.05	4.04
Total Agency MBS	3.54%	3.69%	3.73%	3.75%	3.44%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.04%	102.29%	102.38%	102.67%	102.65%
Hybrid adjustable-rate Agency MBS	102.11	102.25	102.40	102.53	102.49
15-year fixed-rate Agency MBS	101.81	101.82	101.88	102.06	102.28
20-year fixed-rate Agency MBS	103.96	104.09	104.21	104.02	104.48
30-year fixed-rate Agency MBS	102.33	102.39	102.64	102.73	102.90
Total Agency MBS	102.35%	102.46%	102.64%	102.74%	102.73%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.46%	3.60%	3.64%	3.65%	3.35%

At December 31, 2019 and December 31, 2018, the unamortized net premium paid for our Agency MBS was approximately $79.4 million and $95.2 million, respectively.

At December 31, 2019, the current yield on our Agency MBS increased to 3.46% from 3.35% at December 31, 2018. This was due primarily to the increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 10 basis points from December 31, 2018. During the three months ended December 31, 2019, the weighted average coupon for our total Agency MBS decreased by 15 basis points, due primarily to the decrease in the coupon on 30-year fixed-rate MBS. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

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

•

Non-performing – These are collateralized by loans that were generally originated prior to 2008 and have been repackaged into newer securitization pools. They may or may not be currently non-performing or delinquent but there is a higher expectation of loss on these loans. Resolution of these loans typically occurs from loan modifications, short sales, and foreclosures. These loan pools usually have a greater degree of overcollateralization to support the securities.

•

Credit Risk Transfer – These securities are designed to synthetically transfer mortgage credit risk from Fannie Mae, Freddie Mac, and other issuers to private investors. As loans default, the securities may incur principal write-downs. These are allocated to the tranches within a deal according to the cash flow structure of the securities.

The following table summarizes our Non-Agency MBS portfolio by type at December 31, 2019 and December 31, 2018:

December 31, 2019

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$497,408	$477,786	$655,447	73%	5.52%	5.49%
Non-performing	11,052	10,938	11,000	99	5.50	6.05
Credit Risk Transfer	135,150	124,852	135,489	92	4.20	5.80
Total Non-Agency MBS	$643,610	$613,576	$801,936	77%	5.30%	5.56%

December 31, 2018

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield
	(in thousands)
Legacy Non-Agency MBS	$561,940	$553,292	$738,210	75%	5.56%	5.57%
Non-performing	101,744	102,450	102,760	99	5.14	5.42
Credit Risk Transfer	131,519	129,898	141,839	92	4.30	5.72
Total Non-Agency MBS	$795,203	$785,640	$982,809	80%	5.34%	5.58%

At December 31, 2019 and December 31, 2018, the unamortized net discount on our Non-Agency MBS was approximately $188.4 million and $197.2 million, respectively.

Financing

The following information pertains to our repurchase agreement borrowings at December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and December 31, 2017:

	December 31,	September 30,		June 30,		March 31,		December 31,	December 31,
	2019	2019		2019		2019		2018	2017
	(dollar amounts in thousands)
Total repurchase agreements outstanding	$3,657,873		$3,255,102		$3,155,843		$3,760,634	$3,811,627	$4,365,695
Average repurchase agreements outstanding during the quarter	$3,322,672		$3,227,250		$3,606,154		$3,910,458	$3,891,158	$4,424,295
Average repurchase agreements outstanding during the year	$3,516,634	$	N/A	$	N/A	$	N/A	$4,110,250	$3,994,507
Maximum monthly amount during the quarter	$3,657,873		$3,255,102		$4,048,665		$4,214,226	$3,914,585	$4,434,518
Maximum monthly amount during the year	$4,214,226	$	N/A	$	N/A	$	N/A	$4,357,754	$4,434,518
Average interest rate on outstanding repurchase agreements	2.07%		2.41%		2.76%		2.81%	2.67%	1.64%
Average days to maturity	28 days		31 days		26 days		31 days	32 days	31 days
Average interest rate after adjusting for interest rate swaps	2.13%		2.34%		2.38%		2.32%	2.23%	1.77%
Weighted average maturity after adjusting for interest rate swaps	978 days		940 days		1,198 days		1,222 days	1,217 days	674 days

At December 31, 2019, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,680,000	2.04	427,873	2.80	2,107,873	2.20
30 days to 90 days	1,550,000	1.89	—	—	1,550,000	1.89
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,230,000	1.97%	$427,873	2.80%	$3,657,873	2.07%
Weighted average maturity	30 days		11 days		28 days
Weighted average interest rate after adjusting for interest rate swaps					2.13%
Weighted average maturity after adjusting for interest rate swaps					978 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,419,375		$535,315		$3,954,690

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

The average interest rate on outstanding repurchase agreements, after adjusting for interest rate swap transactions, decreased from 2.23% at December 31, 2018 to 2.13% at December 31, 2019. The decrease was due primarily to a reduction in the swap weighted average interest rate, from 2.10% at December 31, 2018 to 2.02% at December 31, 2019. The weighted average term to next rate adjustment after adjusting for interest rate swap transactions decreased from 1,217 days at December 31, 2018 to 978 days at December 31, 2019. This was due primarily to the decrease in the average notional amount of swap agreements, which had a lesser effect at December 31, 2019 than at December 31, 2018 on extending the average maturity of our borrowings, as shown in the table under “Hedging Strategies.”

Residential Mortgage Loans Held-for-Securitization

At December 31, 2019, we owned approximately $152.9 million of residential mortgage loans which are being held until we have a sufficient quantity for securitization. Non-QM loans do not comply with the rules of the Consumer Financial Protection Bureau, or the CFPB, relating to Qualified Mortgages. Post-crisis, the CFPB issued rules on what is required for a loan to be qualified as a Qualified Mortgage, or QM. These rules have certain requirements, such as debt-to-income ratio, being fully-amortizing, and limits on loan fees. Non-QM loans do not comply with at least one of these requirements, but that does not necessarily imply that they carry more risk. Even though these loans may not have traditional documentation of income, such as a Form W-2 or paychecks, they generally have stated income and may have alternate documentation, such as bank statements, CPA letters, or tax returns. The loans we are acquiring have high FICO scores, as well as other strong borrower attributes, which are factors we analyze in making acquisitions. See Note 6, “Residential Mortgage Loans Held-for-Securitization,” to our accompanying consolidated financial statements for more information regarding the residential mortgage loans held-for-securitization.

These loans are financed by a warehouse line of credit. At December 31, 2019, the amount outstanding on this line of credit (including warehouse transaction costs) was $133.8 million. As this line of credit started in 2019, there was no amount outstanding at December 31, 2018. The interest rate on the amounts advanced under this line of credit is at LIBOR + 2.25%, which was approximately 4.46% for the year ended December 31, 2019. Additionally, we paid a facility fee on this line of credit, which was approximately $654 thousand for the year ended December 31, 2019. The facility fee plus legal fees paid to secure this line of credit is being amortized over one year. See Note 9, “Fair Values of Financial Instruments,” to our accompanying consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

At December 31, 2019, we owned approximately $9.4 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment through consolidated securitization trusts) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 9 to the accompanying consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At December 31, 2019, we owned 85 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.5 million. During the year ended December 31, 2019, we sold one of our residential properties for a gain of approximately $31 thousand. At December 31, 2018, we owned 86 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $13.8 million. During the year ended December 31, 2018, we sold two of our residential properties for a gain of approximately $54 thousand.

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

The following table pertains to all of our interest rate swaps at each quarter-end for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Aggregate notional amount of interest rate swaps	$2.501 billion	$2.191 billion	$2.956 billion	$3.356 billion	$3.306 billion	$3.331 billion	$3.146 billion	$3.081 billion
Average maturity of interest rate swaps	4.0 years	3.9 years	3.6 years	3.9 years	3.9 years	3.9 years	4.0 years	3.8 years
Weighted average fixed-rate paid on interest rate swaps	2.02%	2.08%	2.09%	2.13%	2.10%	2.04%	1.99%	1.88%

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At December 31, 2019, the net unrealized loss in AOCI on the interest rate swaps was approximately $7.6 million, as compared to an unrealized loss of approximately $11.5 million at December 31, 2018.

At December 31, 2019, we had approximately $250 million in notional amount of TBA Agency MBS. At December 31, 2018, we had approximately $900 million in notional amount of TBA Agency MBS.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 9, and 15 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $3.66 billion at December 31, 2019. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.42 billion in Agency MBS and approximately $535 million in Non-Agency MBS. Our other significant sources of funds for the year ended December 31, 2019 consisted of payments of principal from our MBS portfolio in the amount of $909.2 million and proceeds from the sales of MBS of approximately $2.95 billion.

For the year ended December 31, 2019, there was a net increase in cash, cash equivalents, and restricted cash of approximately $79.5 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2019 was approximately $64.7 million. This is comprised primarily of a net loss of $55.4 million and adding back or subtracting the following non-cash items: the amortization of premium and discounts on Agency MBS of approximately $26.8 million; accretion of discounts on Non-Agency MBS of approximately $5.3 million; depreciation on rental properties of $478 thousand; amortization of premium on residential loans of $177 thousand; a realized loss on sales of MBS of approximately $9.9 million; a loss on interest rate swaps of approximately $98.9 million; the amortization of restricted stock of $78 thousand; an impairment charge on Non-Agency MBS of approximately $2.1 million; and net settlements on interest rate swaps, net of amortization, of approximately $11.5 million; partially offset by a gain on derivatives, net of derivative income on TBA Agency MBS, of approximately $14.2 million; an unrealized gain on Trading Agency MBS of approximately $17.0 million; a gain on sale of residential properties of $31 thousand; and accretion of discount of approximately $116 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $2.2 million; a decrease in interest receivable of approximately $1.2 million; and a decrease in reverse repurchase agreements of approximately $5 million, partially offset by an increase in prepaid expense of approximately $8.3 million and a decrease in accrued interest payable of approximately $3.8 million;

•

Net cash provided by investing activities for the year ended December 31, 2019 was approximately $108.4 million, which consisted of $909.2 million from principal payments on MBS; proceeds from sales of MBS of approximately $2.95 billion; payments on residential mortgage loans held-for-investment through consolidated securitization trusts of approximately $121 thousand; principal payments on loans held-for-securitization of $31 million; and sales of residential properties of approximately $95 thousand, partially offset by purchases of MBS of approximately $3.60 billion; purchases of loans held-for-securitization of approximately $179.5 million; and improvements on residential properties of approximately $362 thousand.

•

Net cash (used in) financing activities for the year ended December 31, 2019 was approximately $93.6 million. This consisted of borrowings on repurchase agreements of approximately $32.30 billion, offset by repayments on repurchase agreements of approximately $32.454 billion; borrowings on our warehouse line of credit of $156.0 million, offset by repayments on the warehouse line of credit of $22.2 million; proceeds from sales of common stock of approximately $1.4 million; net settlements on TBA Agency MBS of approximately $19.7 million; and derivative counterparty margin of $367 thousand, partially offset by dividends paid of $46.4 million on common stock; dividends paid of approximately $9.2 million on preferred stock; termination of interest rate swaps of $39.2 million; and amortization of shelf offering expense of $318 thousand.

Relative to our MBS portfolio at December 31, 2019, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 27 days to 3 months. At December 31, 2019, we had borrowed funds under repurchase agreements with 18 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2019 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage (including repurchase agreements and our warehouse line of credit, but excluding the ABS issued by securitization trusts) on total capital (including all preferred stock and junior subordinated notes) was 6.2x at December 31, 2019, which was also 6.2x at December 31, 2018.

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

During the year ended December 31, 2019, we raised approximately $1.36 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2019, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, and Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the year ended December 31, 2019, we did not sell any shares of stock under the FBR Sales Agreement. At December 31, 2019, there was approximately $152.7 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permitted us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. In November 2019, our Board decided to no longer include the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan as stock available for repurchase. During the year ended December 31, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

The following table represents the contractual obligations of the Company at December 31, 2019:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Repurchase agreements(1)	$3,657,873	$3,657,873	$—	$—	$—
Warehouse line of credit	133,811	133,811	—	—	—
Junior subordinated notes(2)	37,380	—	—	—	37,380
Lease commitment	1,353	530	823	—	—
Total	$3,830,417	$3,792,214	$823	$—	$37,380

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these as more fully described in Note 8 to the accompanying consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for most of our Agency MBS and for our Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at December 31, 2019 was $552.5 million. Common stockholders’ equity was approximately $454.2 million, or a book value of $4.60 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive fair value changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $43.6 million, or 1.26% of the amortized cost of our Agency MBS, at December 31, 2019. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $7.6 million, and “Accumulated other comprehensive income, unrealized gain on Non-Agency MBS” of approximately $30.0 million, constitutes the total “Accumulated other comprehensive income” of approximately $66.0 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: core earnings (including per common share), total interest income, and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The first table below reconciles the Company’s net loss to common stockholders for the year ended December 31, 2019 to core earnings for the same period. Core earnings represents net loss to common stockholders (which is the nearest comparable GAAP measure) adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the year ended December 31, 2019 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

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

These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the year ended December 31, 2019. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Year ended
	December 31, 2019
	Amount	Per Share
	(in thousands)
Net (loss) to common stockholders	$(64,608)	$(0.65)
Adjustments to derive core earnings:
Realized net loss on sales of MBS	9,770	0.10
Impairment charge on Non-Agency MBS(1)	2,108	0.02
Unrealized (gain) on Agency MBS held as trading investments	(17,036)	(0.17)
Unrealized loss on interest rate swaps, net	98,907	1.00
(Gain) on derivatives-TBA Agency MBS, net	(14,166)	(0.14)
(Gain) on sales of residential properties	(31)	—
Net settlement on interest rate swaps after de-designation(2)	11,459	0.12
Dollar roll income on TBA Agency MBS(3)	4,885	0.05
Premium amortization on MBS	26,820	0.27
Paydown expense(4)	(22,253)	(0.23)
Depreciation expense on residential rental properties(5)	478	—
Core earnings	$36,333	$0.37
Basic weighted average number of shares outstanding	98,739

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

Effective Net Interest Rate Spread

	Year Ended
	December 31, 2019
		Annualized
	Amount	Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest income	$154,395	3.39%
Income-rental properties	1,800	0.04
Dollar roll income on TBA Agency MBS(1)	4,885	0.11
Premium amortization on Agency MBS	26,820	0.59
Paydown expense(2)	(22,253)	(0.49)
Less: Other income	(1,427)	(0.03)
Total interest and other income and average asset yield, including TBA dollar roll income	$164,220	3.61%
Effective Cost of Funds:
Total interest expense	$118,756	2.91%
Net settlement on interest rate swaps after de-designation(3)	(11,459)	(0.28)
Effective total interest expense and effective cost of funds	$107,297	2.63%
Effective net interest rate spread		0.98%
Average earning assets	$4,549,322
Average borrowings	$4,081,213

(1)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “(Loss) on derivatives, net” that is shown on the Company’s statements of operations.

(2)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.
(3)

Net settlement on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014 and are recorded in “(Loss) gain on interest rate swaps, net,” which is a component of the “Loss on derivatives, net” shown on the Company’s consolidated statements of operations.

Critical Accounting Policies and Estimates

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these consolidated financial statements, management has made its best estimates and judgments on the basis of information then readily available to it of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially and adversely from these estimates.

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

The Company has reviewed ASU 2014-09, “Revenue From Contracts With Customers” and its related pronouncements and guidelines. This ASU became effective beginning with the quarter ended March 31, 2018 and did not have a material impact on our financial statements. Our revenue streams are from investments in MBS and residential mortgage loans. These are considered financial instruments under ASU 2014-09 and are excluded from the scope of this ASU, as they are covered under various other ASC topics. A smaller portion of our business is the ownership and rental of residential properties. These residential properties leases are also excluded from ASU 2014-09, as they are covered under ASC 840, “Leases.” All of our leases are short-term, being one year or less.

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by independent brokers and independent third party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2019 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations. For more detail on the fair value of our Agency MBS, see Note 9 to the accompanying consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2019 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 9 to the accompanying consolidated financial statements.

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

The residential mortgage loans held for securitization are financed by a warehouse line of credit. Under this borrowing facility, we make various representations and warranties and the loans must also meet certain eligibility criteria. We may be required to remove a loan from a warehouse line of credit. The company does not maintain a loan repurchase reserve, as any risk of loss due to loan repurchase would normally be covered by recourse to the companies from whom we acquired the loans.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “Accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At December 31, 2019, none of our derivative instruments were designated as hedges for accounting purposes.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 9, and 15 to the accompanying consolidated financial statements.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements, the date adoption is required and the impact on our consolidated financial statements is contained in Note 1 to the accompanying consolidated financial statements.

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

Actions of the Federal Reserve

At an emergency meeting held on March 3, 2020, the Fed Open Market Committee of the Federal Reserve, or the FOMC, cut the Fed Funds rate by one-half of one percent to a new target range of 1.00% to 1.25%. This move was designed to shield the U.S. economy from the impact of the Coronavirus outbreak. We cannot predict whether or when any other actions may occur, or what impact, if any, such actions could have on our business, results of operations, and financial condition. Any other  actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government- sponsored agency debt. In August 2019, Congress agreed to increase the spending caps by $320 billion and also to remove the debt ceiling limit for two years. This bill was signed by President Trump. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio.

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the British Bankers’ Association to the Intercontinental Exchange Benchmark Administration, or the IBA, following authorization by the Financial Conduct Authority (the United Kingdom regulators). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative. At this time, we do not know what changes will be made by the Financial Conduct Authority. In the United States, the Alternative Refinance Rates Committee selected the Secured Overnight Financing Rate, or SOFR, an overnight secured U.S. Treasury repurchase agreement rate, as the new rate, and adopted a proposed transition plan for the change from U.S. LIBOR to SOFR. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time as to how the change to another alternative to LIBOR will affect the interest rates that repurchase agreement counterparties and lenders charge on borrowings in general and how they could specifically affect our borrowing agreements.

On June 23, 2016, the citizens of the United Kingdom, or the UK, voted to leave, or Brexit, the European Union, or the EU. The UK had two years from its formal notification of withdrawal (given on March 29, 2017) from the EU to negotiate a new treaty to replace the terms of its EU membership. The UK was due to leave the EU in March 2019 and EU leaders had adopted formal guidelines about the future relationship between the EU and the UK. It is unknown at this time what effects the Brexit vote and the UK/EU relationship will have on interest rates, on stock markets (over the longer term), and the effect on the U.S. economy and the global economy. However, the recent legislative victory by the Conservative Party and British Prime Minister Boris Johnson makes it more likely for a United States/UK free trade agreement to occur. The UK formerly left the EU on January 31, 2020.

On January 16, 2020, the U.S. Congress passed the USMCA trade agreement. This will become effective when the legislatures of the U.S., Mexico, and Canada all approve it. As both the U.S. and Mexico have already approved this trade agreement, it needs only the passage by the Canadian Parliament to become effective. It is believed that the USMCA trade agreement will be beneficial to U.S. workers, manufacturers, and farmers in particular, as well as improving trade relations amongst all three nations.

Subsequent Events

On January 2, 2020, the conversion rate of our Series B Preferred Stock increased from 5.5379 to 5.5992 shares of our common stock based upon the common stock dividend of $0.09 per share that was declared on December 17, 2019.

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

At December 31, 2019 and December 31, 2018, our MBS and related borrowings will prospectively reprice based on the following time frames:

December 31, 2019

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$48,226	1.2%	$—	—%
20-year fixed-rate investments	194,577	4.7	—	—
30-year fixed-rate investments	2,477,780	59.6	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	62,788	1.5	3,230,000	88.3
Greater than 3 months and less than 1 year	429,685	10.3	—	—
Greater than 1 year and less than 3 years	68,650	1.7	—	—
Greater than 3 years and less than 5 years	126,949	3.1	—	—
Greater than 5 years	101,396	2.4	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	42,978	1.0	427,873	11.7
Hybrid MBS	18,717	0.5	—	—
Fixed-rate MBS	581,915	14.0	—	—
Total MBS Portfolio	$4,153,661	100.0%	$3,657,873	100.0%

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

December 31, 2018

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$892,451	20.5%	$—	—%
20-year fixed-rate investments	366,502	8.5	—	—
30-year fixed-rate investments	742,361	17.1	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	111,676	2.6	3,235,000	84.9
Greater than 3 months and less than 1 year	805,092	18.6	—	—
Greater than 1 year and less than 3 years	205,324	4.7	—	—
Greater than 3 years and less than 5 years	299,870	6.8	—	—
Greater than 5 years	125,443	2.9	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	47,680	1.1	576,627	15.1
Hybrid MBS	22,190	0.5	—	—
Fixed-rate MBS	725,333	16.7	—	—
Total MBS Portfolio	$4,343,922	100.0%	$3,811,627	100.0%

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1‑month LIBOR.

Market Risk

Market Value Risk

Most of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At December 31, 2019, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $73.6 million from a negative adjustment (other comprehensive loss) at December 31, 2018 of approximately $(19.3) million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2019, our Agency MBS had a weighted average term to next rate adjustment of approximately 24 months while our borrowings had a weighted average term to next rate adjustment of 28 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 978 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government- sponsored agency debt. In August 2019, Congress agreed to increase the spending caps by $320 billion and also to remove the debt ceiling limit for two years. This bill was signed by President Trump. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates, and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2019, we had unrestricted cash of approximately $8.2 million, short-term reverse repurchase agreements of $15.0 million, $90.7 million in unpledged Agency MBS, and $108.3 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swaps). These projections are based on investments in place at December 31, 2019 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(2)%	(64)%	(1.3)%
(1)%	(36)%	(0.4)%
0%	0%	0%
1%	22%	(1.1)%
2%	41%	(3.3)%

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework from 2013.  Based on our assessment, we believe that, as of December 31, 2019, Anworth’s internal control over financial reporting is effective based on the criteria set forth in the 2013 COSO Framework.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Anworth Mortgage Asset Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Anworth Mortgage Asset Corporation and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and schedules, and our report, dated March 5, 2020, expressed an unqualified opinion.

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

March 5, 2020

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers and Compensation” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 29, 2020.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officers and Compensation” in our definitive proxy statement to be filed with the SEC no later than April 29, 2020.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 29, 2020.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the SEC no later than April 29, 2020.

Item 14.     AUDIT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Audit Committee Report—Audit and Related Fees” in our definitive proxy statement to be filed with the SEC no later than April 29, 2020.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

(1)  The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10‑K:

•	Report of Independent Registered Public Accounting Firm, RSM US LLP;
•	Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018;
•	Consolidated Statements of Operations: For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017;
•	Consolidated Statements of Comprehensive Income: For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017;
•	Consolidated Statements of Stockholders’ Equity: For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017; and
•	Consolidated Statements of Cash Flows: For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017;
•	Notes to Consolidated Financial Statements.

(2)  Schedules to financial statements:

•	Schedule IV – Mortgage Loans on Real Estate

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

4.7	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

4.8	Junior Subordinated Indenture, dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8‑K filed with the SEC on March 16, 2005)

4.9	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended

10.1*	2014 Equity Compensation Plan (incorporated by reference from our Registration Statement on Form S‑8 filed with the SEC on August 5, 2014)

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

DATED: March 5, 2020	ANWORTH MORTGAGE ASSET CORPORATION

/S/ JOSEPH E. MCADAMS
Joseph E. McAdams Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. MCADAMS	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 5, 2020
Joseph E. McAdams

/s/ CHARLES J. SIEGEL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2020
Charles J. Siegel

/s/ JOE E. DAVIS	Director	March 5, 2020
Joe E. Davis

/s/ ROBERT C. DAVIS	Director	March 5, 2020
Robert C. Davis

/s/ MARK S. MARON	Director	March 5, 2020
Mark S. Maron

/s/ JOSEPH LLOYD MCADAMS	Director	March 5, 2020
Joseph Lloyd McAdams

/s/ DOMINIQUE MIELLE	Director	March 5, 2020
Dominique Mielle

[THIS PAGE INTENTIONALLY LEFT BLANK]

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Anworth Mortgage Asset Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements and schedules present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated March 5, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ RSM US LLP

Los Angeles, California

March 5, 2020

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Agency MBS at fair value (including $3,419,375 and $3,433,252 pledged to counterparties at December 31, 2019 and December 31, 2018, respectively)	$3,510,051	$3,548,719
Non-Agency MBS at fair value (including $535,315 and $726,428 pledged to counterparties at December 31, 2019 and December 31, 2018, respectively)	643,610	795,203
Residential mortgage loans held-for-securitization	152,922	11,660
Residential mortgage loans held-for-investment through consolidated securitization trusts(1)	458,348	549,016
Residential real estate	13,499	13,782
Cash and cash equivalents	8,236	3,165
Reverse repurchase agreements	15,000	20,000
Restricted cash	104,699	30,296
Interest receivable	16,398	16,872
Derivative instruments at fair value	5,833	46,207
Right to use asset-operating lease	1,256	1,794
Prepaid expenses and other assets	8,779	2,986
Total Assets	$4,938,631	$5,039,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$16,757	$24,828
Repurchase agreements	3,657,873	3,811,627
Warehouse line of credit	133,811	—
Asset-backed securities issued by securitization trusts(1)	448,987	539,651
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	52,197	15,901
Derivative counterparty margin	367	—
Dividends payable on preferred stock	2,297	2,297
Dividends payable on common stock	8,897	12,803
Payable for purchased loans	5,545	11,660
Accrued expenses and other liabilities	1,312	654
Long-term lease obligation	1,256	1,794
Total Liabilities	$4,366,679	$4,458,595
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $50,257, respectively); 2,010 and 2,010 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	48,626	48,944
Common Stock: par value $0.01 per share; authorized 200,000 shares, 98,849 and 98,483 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	988	985
Additional paid-in capital	983,401	981,964
Accumulated other comprehensive income (loss) consisting of unrealized gains and losses	65,984	(30,792)
Accumulated deficit	(593,039)	(485,988)
Total Stockholders’ Equity	$552,497	$561,650
Total Liabilities and Stockholders’ Equity	$4,938,631	$5,039,700

(1)

The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At December 31, 2019 and December 31, 2018, total assets of the consolidated VIEs were $460 million and $551 million (including accrued interest receivable of $1.5 million and $1.8 million), respectively (which is recorded above in the line item “Interest and dividends receivable”), and total liabilities were $450 million and $541 million (including accrued interest payable of $1.4 million and $1.7 million), respectively (which is recorded above in the line item “Accrued interest payable”). Please refer to Note 5, “Variable Interest Entities,” for further discussion.

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
Interest and other income:
Interest-Agency MBS	$90,173	$95,656	$76,657
Interest-Non-Agency MBS	38,038	40,733	38,266
Interest-securitized residential mortgage loans	20,443	23,463	27,720
Interest-residential mortgage loans held-for-securitization	4,314	—	—
Other interest income	1,427	120	105
	154,395	159,972	142,748
Interest expense:
Interest expense on repurchase agreements	92,737	90,511	53,954
Interest expense on asset-backed securities	19,771	22,800	26,939
Interest expense on warehouse line of credit	4,148	—	—
Interest expense on junior subordinated notes	2,100	1,996	1,626
	118,756	115,307	82,519
Net interest income	35,639	44,665	60,229
Operating expenses:
Management fee to related party	(6,699)	(7,098)	(7,503)
Rental properties depreciation and expenses	(1,517)	(1,525)	(1,372)
General and administrative expenses	(5,090)	(4,880)	(4,430)
Total operating expenses	(13,306)	(13,503)	(13,305)
Other (loss) income:
Income-rental properties	1,800	1,761	1,710
Realized net (loss) on sales of available-for-sale MBS	(3,983)	(12,186)	(2,168)
Realized net (loss) on sales of Agency MBS held as trading investments	(5,787)	(11,429)	—
Impairment charge on Non-Agency MBS	(2,108)	(2,869)	(2,399)
Unrealized gain (loss) on Agency MBS held as trading investments	17,036	(4,911)	2,793
Gain on sale of residential mortgage loans held-for-investment through consolidated securitization trusts	—	—	378
Gain on sale of residential properties	31	54	—
(Loss) gain on derivatives, net	(84,741)	(8,071)	7,132
Recovery on Non-Agency MBS	—	1	2
Total other (loss) income	(77,752)	(37,650)	7,448
Net (loss) income	$(55,419)	$(6,488)	$54,372
Dividends on preferred stock	(9,189)	(9,189)	(8,173)
Net (loss) income to common stockholders	$(64,608)	$(15,677)	$46,199
Basic (loss) income per common share	$(0.65)	$(0.16)	$0.48
Diluted (loss) income per common share	$(0.65)	$(0.16)	$0.47
Basic weighted average number of shares outstanding	98,739	98,314	96,764
Diluted weighted average number of shares outstanding	98,739	98,314	100,479

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(55,419)	$(6,488)	$54,372
Available-for-sale Agency MBS, fair value adjustment	68,355	(43,348)	(24,939)
Reclassification adjustment for loss on sales of Agency MBS included in net (loss) income	4,059	12,361	2,233
Available-for-sale Non-Agency MBS, fair value adjustment	20,547	(20,463)	28,730
Reclassification adjustment for (gain) on sales of Non-Agency MBS included in net (loss) income	(76)	(175)	(65)
Amortization of unrealized gains on interest rate swaps remaining in other comprehensive income	3,891	4,025	2,334
Reclassification adjustment for interest (income) expense on interest rate swaps included in net (loss) income	—	(212)	79
Other comprehensive income (loss)	96,776	(47,812)	8,372
Comprehensive income (loss)	$41,357	$(54,300)	$62,744

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019, 2018, and 2017

(in thousands, except per share amounts)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2016	1,919	486	95,718	$46,537	$11,321	$957	$966,714	$24,869	$1,536	$(17,757)	$(403,079)	$631,098
Issuance of Series C Preferred Stock		1,503			37,099							37,099
Issuance of common stock			642			6	3,943					3,949
Cancellation of common stock			(197)			(2)	2					—
Conversions of Series B Preferred Stock			1,974			20	9,503					9,523
Other comprehensive income, fair value adjustments and reclassifications								(22,706)	28,665	2,413		8,372
Net income											54,372	54,372
Amortization of restricted stock							81					81
Dividend declared - $2.156252 per Series A preferred share											(4,139)	(4,139)
Dividend declared - $1.5625 per Series B preferred share											(1,188)	(1,188)
Dividend declared - $1.768578 per Series C preferred share											(2,841)	(2,841)
Dividend declared - $0.60 per common share											(58,360)	(58,360)
Balance, December 31, 2017	1,919	1,989	98,137	$46,537	$48,420	$981	$980,243	$2,163	$30,201	$(15,344)	$(415,235)	$677,966
Issuance of Series C Preferred Stock		21			524							524
Issuance of common stock			346			4	1,623					1,627
Other comprehensive income, fair value adjustments and reclassifications								(30,987)	(20,638)	3,813		(47,812)
Net (loss)											(6,488)	(6,488)
Amortization of restricted stock							98					98
Dividend declared - $2.156252 per Series A preferred share											(4,140)	(4,140)
Dividend declared - $1.5625 per Series B preferred share											(1,220)	(1,220)
Dividend declared - $1.768578 per Series C preferred share											(3,833)	(3,833)
Dividend declared - $0.56 per common share											(55,072)	(55,072)
Balance, December 31, 2018	1,919	2,010	98,483	$46,537	$48,944	$985	$981,964	$(28,824)	9,563	$(11,531)	$(485,988)	$561,650
Issuance of common stock			366			3	1,359					1,362
Other comprehensive income, fair value adjustments and reclassifications								72,414	20,471	3,891		96,776
Net (loss)											(55,419)	(55,419)
Amortization of shelf offering expenses					(318)							(318)
Amortization of restricted stock							78					78
Dividend declared - $2.156252 per Series A preferred share											(4,140)	(4,140)
Dividend declared - $1.5625 per Series B preferred share											(1,220)	(1,220)
Dividend declared - $1.768578 per Series C preferred share											(3,829)	(3,829)
Dividend declared - $0.43 per common share											(42,443)	(42,443)
Balance, December 31, 2019	1,919	2,010	98,849	$46,537	$48,626	$988	$983,401	$43,590	30,034	$(7,640)	$(593,039)	$552,497

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net (loss) income	$(55,419)	$(6,488)	$54,372
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premium on MBS	26,820	28,800	34,080
Amortization/accretion of market yield adjustments (Non-Agency MBS)	5,277	6,345	3,454
Accretion of discount (residential mortgage loans)	(116)	(112)	(150)
Depreciation on rental properties	478	473	465
Amortization of premium on residential loans	298	—	—
Realized loss on sales of available-for-sale MBS	3,983	12,186	2,168
Realized loss on sales of Agency MBS held as trading investments	5,787	11,429	—
Unrealized (gain) loss on Agency MBS held as trading investments	(17,036)	4,911	(2,793)
Impairment charge on Non-Agency MBS	2,108	2,869	2,399
Impairment charge on residential mortgage loans held-for-investment through consolidated securitization trusts	—	18	—
(Gain) on sales of residential mortgage loans	—	—	(378)
(Gain) on sale of residential properties	(31)	(54)	—
Amortization of restricted stock	78	98	82
Recovery on Non-Agency MBS	—	(1)	(2)
Net settlements received (paid) on interest rate swaps, net of amortization	11,459	7,851	(6,714)
Unrealized loss(gain) on interest rate swaps, net	98,907	(585)	(8,310)
(Gain) loss on derivatives, net of derivative income - TBA Agency MBS	(14,166)	8,656	1,440
Changes in assets and liabilities:
Decrease (increase) in reverse repurchase agreements	5,000	(20,000)	—
Decrease (increase) in interest receivable	1,158	(983)	(1,394)
(Increase) decrease in prepaid expenses and other	(8,272)	387	415
(Decrease) increase in accrued interest payable	(3,836)	11,085	7,721
Increase (decrease) in accrued expenses and payables	2,190	(548)	(787)
Net cash provided by operating activities	$64,667	$66,337	$86,068
Investing Activities:
MBS Portfolios:
Proceeds from sales	$2,950,885	$787,260	$736,900
Purchases	(3,603,083)	(1,146,699)	(2,393,106)
Principal payments	909,244	937,075	1,148,931
Residential mortgage loans held-for-securitization:
Purchases	(179,455)	—	—
Principal payments	30,992	—	—
Residential mortgage loans held-for-investment through consolidated securitization trusts:
Proceeds from sales	—	—	6,806
Principal payments	121	114	134
Residential properties purchases	(362)	(241)	(346)
Proceeds from sales of residential properties	95	203	—
Net cash provided by (used in) investing activities	$108,437	$577,712	$(500,681)
Financing Activities:
Borrowings from repurchase agreements	$32,300,305	$23,720,955	$26,868,172
Repayments on repurchase agreements	(32,454,059)	(24,275,023)	(26,413,492)
Borrowings from warehouse line of credit	156,037	—	—
Repayments on warehouse line of credit	(22,210)	—	—
Net settlements of TBA Agency MBS Contracts	19,650	(15,956)	(13,259)
Termination of interest rate swaps	(39,226)	—	(27,350)
Derivative counterparty margin	367	—	—
Proceeds from common stock issued	1,361	1,627	3,790
Proceeds (amortization) on Series C Preferred Stock issued	(318)	525	42,312
Preferred Stock dividends paid	(9,189)	(9,169)	(7,555)
Common stock dividends paid	(46,348)	(56,977)	(57,996)
Net cash (used in) provided by financing activities	$(93,630)	$(634,018)	$394,622
Net increase (decrease) in cash, cash equivalents, and restricted cash	79,474	10,031	(19,991)
Cash, cash equivalents, and restricted cash at beginning of period	33,461	23,430	43,421
Cash, cash equivalents, and restricted cash at end of period	$112,935	$33,461	$23,430
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$94,691	$75,318	$58,003
Change in payables for residential mortgage loans purchased	$(6,115)	$—	$—

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

•

Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 79) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by a warehouse line of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

At December 31, 2019, we believe we met all REIT requirements regarding the asset tests, income tests, the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, cash flow projections for and credit performance of Non-Agency MBS and residential mortgage loans, amortization of security and loan premiums, accretion of security and loan discounts, and accounting for derivatives activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

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

The residential mortgage loans held for securitization are financed by a warehouse line of credit. The payment and performance of the obligations by Anworth Mortgage Loans under the warehouse line is guaranteed by Anworth Mortgage Asset Corporation. We may be required to remove a loan from a warehouse line of credit. We do not maintain a loan repurchase reserve, as any risk of loss due to loan repurchase would normally be covered by recourse to the companies from whom we acquired the loans. Debt issuances costs incurred in connection with this facility (such as legal costs) are deducted from the debt’s carrying amount and amortized ratably to interest expense over the term of the debt.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our interest rate swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our interest rate swaps, changes in the fair value of these interest rate swaps are recorded in “(Loss) on interest rate swaps, net,” which is included in “Loss (gain) on derivatives, net,” in our consolidated statements of operations rather than in AOCI. Also, net interest paid or received on these interest rate swaps, which was previously recognized in interest expense, is instead recognized in “(Loss) on interest rate swaps, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

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

Credit Risk

At December 31, 2019, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2019 relative to any tax positions taken prior to January 1, 2019. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2019. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2014 and 2013, respectively.

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

Stock-Based Expense

In accordance with ASC 718‑10, any expense relating to share-based payment transactions is recognized in the consolidated financial statements. Restricted stock is expensed over the vesting period (see Note 14).

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

RECENT ACCOUNTING PRONOUNCEMENTS

On February 25, 2016, the FASB issued ASU 2016‑2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes, and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU became effective for public entities beginning with the quarter ended March 31, 2019 and we have adopted it at that time. This ASU did not have a material impact on our financial statements, as we do not have any finance leases and our only operating lease is for the sublease of our headquarters. Also, with respect to the small portion of our business in which we are a lessor of rental properties, this ASU is not applicable to this portion of our business, as all of our leases are for less than one year.

On June 16, 2016, the FASB issued ASU 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The scope excludes financial assets measured at fair value through net income, available-for-sale securities, loans made to participants by defined contribution employee benefit plans, policy loan receivables of an insurance company, pledge receivables of a not-for-profit entity, and receivables between entities under common control. This ASU will require entities to immediately record the full amount of credit losses that are expected in their loan portfolios and to re-evaluate at each reporting period. The income statement will reflect the credit loss provision (or expense) necessary to adjust the allowance estimate since the previous reporting date. The expected credit loss estimate should consider available information relevant to assessing the collectability of contractual cash flows including information about past events (i.e. historical loss experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU will become effective for public entities beginning with the quarter ending March 31, 2020. This ASU will not have a material impact on our financial statements. We also believe that when implemented, while not having a significant impact on the losses incurred over the life of the loans, it is likely that credit losses will be recognized through the allowance account sooner than previously required.

In June 2018, the FASB issued ASU 2018-07, “Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Currently, nonemployee awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. Under ASU 2018-07, equity-classified nonemployee awards within the scope of Topic 718 will be measured at grant-date fair value. This ASU became effective for public companies beginning with the quarter ended March 31, 2019, and it did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The following disclosure requirements were removed: (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) The policy for timing of transfers between levels; and (3) The valuation processes for Level 3 fair value measurements. The following disclosure requirement was modified: The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (i) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. This ASU will become effective for all entities beginning with the quarter ending March 31, 2020. This ASU will not have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and TBA Agency MBS margin calls. The following table represents the Company’s restricted cash balances at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
	(in thousands)
Restricted cash - interest rate swaps and TBA Agency MBS margin calls	$104,699	$30,296

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS at December 31, 2019 and December 31, 2018, which are carried at their fair value:

December 31, 2019

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS
	(in thousands)
Amortized cost	$864,452	$2,590,775	$3,455,227	$613,576	$4,068,803
Paydowns receivable(2)	9,727	—	9,727	—	9,727
Unrealized gains	19,487	27,256	46,743	34,188	80,931
Unrealized losses	(699)	(947)	(1,646)	(4,154)	(5,800)
Fair value	$892,967	$2,617,084	$3,510,051	$643,610	$4,153,661

			15-Year	20-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate	Fixed-Rate	Fixed-Rate(1)	Agency MBS	MBS	MBS
	(in thousands)
Amortized cost	$473,935	$296,890	$47,248	$193,303	$2,443,851	$3,455,227	$613,576	$4,068,803
Paydowns receivable(2)	8,328	1,399	—	—	—	9,727	—	9,727
Unrealized gains	10,279	202	978	1,274	34,010	46,743	34,188	80,931
Unrealized losses	(69)	(1,496)	—	—	(81)	(1,646)	(4,154)	(5,800)
Fair value	$492,473	$296,995	$48,226	$194,577	$2,477,780	$3,510,051	$643,610	$4,153,661

(1)	Included in the 30-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $655.8 million, an unrealized gain of $1.1 million, and a fair value of $656.9 million.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the year ended December 31, 2019, we received proceeds of approximately $2.95 billion from the sales of Agency MBS and recognized gross realized losses on sales of approximately $21.7 million and gross realized gains of approximately $11.8 million. During the year ended December 31, 2018, we received proceeds of approximately $781 million from the sales of Agency MBS and recognized gross realized losses on sales of approximately $24.2 million and gross realized gains of approximately $0.6 million. During the year ended December 31, 2019, we had gross unrealized gains on trading investments of $17.0 million, compared to gross unrealized losses on trading investments of $4.9 million during the year ended December 31, 2018.

During the year ended December 31, 2019, we sold (including calls) approximately $30 million of Non-Agency MBS and recognized gross gains of approximately $310 thousand and gross losses of approximately $234 thousand. During the year ended December 31, 2018, we sold approximately $6 million of Non-Agency MBS and recognized gross gains of approximately $217 thousand and gross losses of approximately $42 thousand.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the year ended December 31, 2019 and cumulatively at December 31, 2019 and December 31, 2018:

	Change During the
	Year Ended	At	At
	December 31,	December 31,	December 31,
	2019	2019	2018
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$(82,298)	$738,310	$820,608
Contractual principal not expected to be collected (non-accretable yield)	14,701	(318,185)	(332,886)
Expected cash flows to be collected	(67,597)	420,125	487,722
Market yield adjustment	(6,267)	130,970	137,237
Unrealized gain, net	16,965	27,393	10,428
Fair value	(56,899)	578,488	635,387
Fair value of other Non-Agency MBS (without credit deterioration)	(94,694)	65,122	159,816
Total fair value of Non-Agency MBS	$(151,593)	$643,610	$795,203

The following table presents the change for the years ended December 31, 2019 and December 31, 2018 of the components of the Company’s purchase discount on its Non-Agency MBS between the amount designated as the market yield adjustments and the non-accretable difference:

	For the Year Ended December 31,
	2019		2018
	Market Yield	Non-	Market Yield	Non-
	Adjustment	Accretable	Adjustment	Accretable
	(in thousands)
Balance at beginning of period	$137,237	$(332,886)	$147,198	$(332,480)
Accretion of discount	(5,948)	—	(6,633)	(100)
Purchases	—	—	(777)	(23,419)
Realized credit losses	—	16,401	—	22,018
Sales	(319)	408	1,413	—
Impairment charge	—	(2,108)	—	(2,869)
Transfer	—	—	(3,964)	3,964
Balance at end of period	$130,970	$(318,185)	$137,237	$(332,886)

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at December 31, 2019 and December 31, 2018, aggregated by investment category and length of time:

December 31, 2019

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	10	$270,737	$(419)	38	$168,095	$(1,227)	48	$438,832	$(1,646)
Non-Agency MBS	18	$49,281	$(1,507)	12	$75,926	$(2,647)	30	$125,207	$(4,154)

December 31, 2018

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
		(in thousands)			(in thousands)			(in thousands)
Agency MBS	47	$859,060	$(6,484)	166	$1,301,348	$(36,937)	213	$2,160,408	$(43,421)
Non-Agency MBS	56	$329,108	$(5,886)	12	$72,514	$(5,304)	68	$401,622	$(11,190)

We do not consider those available-for-sale Agency MBS, or AFS MBS, that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in AFS MBS were caused by fluctuations in interest rates. We purchased the AFS MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At December 31, 2019, we did not expect to sell the AFS MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the AFS MBS is attributable to changes in interest rates and not the credit quality of the AFS MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2019.

The unrealized losses on our investments in Non-Agency MBS were caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. During the year ended December 31, 2019, there were several bonds that were impaired for a total of approximately $2.1 million, as the cash flow projections were less favorable than previously forecasted. On the remainder of the Non-Agency MBS, at December 31, 2019, we did not expect to sell these Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of these Non-Agency MBS is attributable to changes in interest rates and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2019.

NOTE 4. RESIDENTIAL MORTGAGE LOANS HELD-FOR-SECURITIZATION

At December 31, 2019, we owned approximately $152.9 million of mortgage loans. At December 31, 2018, we owned approximately $11.7 million of mortgage loans

The following table details the carrying value for residential mortgage loans held-for-securitization at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
	(in thousands)
Principal balance	$148,908	$11,281
Unamortized premium and deferred transaction costs	4,014	379
Carrying value	$152,922	$11,660

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-securitization at December 31, 2019 and December 31, 2018:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$11,660	$—
Loan acquisitions	168,850	11,660
Premium and deferred transaction costs on new loans	3,702	—
Deductions during period:
Collections of principal	(30,992)	—
Amortization of premium and costs	(298)	—
Balance at end of period	$152,922	$11,660

The following table details various portfolio characteristics of the residential mortgage loans held-for-securitization at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
	(dollar amounts in thousands)
Portfolio Characteristics:
12-months bank statements	17	2
24-months bank statements	56	18
Alt documentation	97	—
Full documentation	15	2
Written Verification of Employment	115	—
Number of loans outstanding	300	22
Current principal balance	$148,908	$11,281
Simple Average loan balance	$496	$513
Net weighted average coupon rate	5.40%	5.95%
Weighted average FICO score	744	722
Weighted average LTV (loan-to-value)	70	77
Weighted average DTI (debt-to-income)	38	40
Performance:
Current	$146,999	$11,281
30-days delinquent	1,909	—
Total	$148,908	$11,281

The following table summarizes the geographic concentrations of residential mortgage loans held-for-securitization at December 31, 2019 and December 31, 2018, based on principal balance outstanding:

	December 31,	December 31,
State	2019	2018
California	74%	49
Florida	7	43
New York	6	5
Other states (none greater than 5%)	13	3
Total	100%	100%

NOTE 5. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
	(in thousands)
Residential mortgage loans held-for-investment through consolidated securitization trusts	$458,348	$549,016
Accrued interest receivable	1,495	1,792
Total assets	$459,843	$550,808
Accrued interest payable	$1,448	$1,746
Asset-backed securities issued by securitization trusts	448,987	539,651
Total liabilities	$450,435	$541,397

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the year ended December 31, 2019.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. During the years ended December 31, 2019 and December 31, 2018, we did not sell any of our investment in these trusts.

The following table details the carrying value for residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
	(in thousands)
Principal balance	$456,768	$545,881
Unamortized premium and costs	1,755	3,321
Allowance for loan losses	(175)	(186)
Carrying value	$458,348	$549,016

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2019 and December 31, 2018:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$549,016	$639,351
Deductions during period:
Collections of principal	(89,113)	(88,338)
Principal paydowns and other deductions	(1,566)	(2,014)
Charge-offs, net	11	17
Balance at end of period	$458,348	$549,016

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	704	829
Current principal balance	$456,768	$545,881
Average loan balance	$649	$658
Net weighted average coupon rate	3.87%	3.85%
Weighted average maturity (years)	24.3	25.3
Weighted average FICO score	762	761
Current Performance:
Current	$452,875	$543,328
30 days delinquent	2,122	—
60 days delinquent	726	896
90+ days delinquent	1,045	1,066
Bankruptcy/foreclosure	—	591
Total	$456,768	$545,881

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2019 and December 31, 2018, based on principal balance outstanding:

	December 31,	December 31,
State	2019	2018
California	43%	43%
Florida	7	7
Other states (none greater than 5%)	50	50
Total	100%	100%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2019 and December 31, 2018:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2019	2018

Balance at beginning of period	$186	$203
Charge-offs, net	(11)	(17)
Balance at end of period	$175	$186

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $449.0 million at December 31, 2019 and $539.7 million at December 31, 2018. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 6. RESIDENTIAL PROPERTIES

At December 31, 2019, we owned 85 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.5 million. At December 31, 2018, we owned 86 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $13.8 million. The income from these properties is included in our statements of operations as “Income on rental properties.” The expenses on these properties are included in our statements of operations in “Rental properties depreciation and expenses.” During the year ended December 31, 2019, we sold one property and realized a gain of approximately $31 thousand.

NOTE 7. SHORT-TERM DEBT

We have entered into repurchase agreements and a warehouse line of credit with a large financial institution. The repurchase agreements that we use to finance most of our MBS are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR. Warehouse lines of credit are short-term borrowings (generally less than 1-year) that are used to finance the residential mortgage loans that are held-for-securitization. At December 31, 2019, we had borrowed $133.8 million against the warehouse line of credit. At December 31, 2018, no borrowing had occurred against the warehouse line of credit. The mortgage loans held-for-securitization are held as collateral for this warehouse line of credit.

Repurchase Agreements

At December 31, 2019 and December 31, 2018, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates, and remaining weighted average maturities:

December 31, 2019

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,680,000	2.04	427,873	2.80	2,107,873	2.20
30 days to 90 days	1,550,000	1.89	—	—	1,550,000	1.89
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,230,000	1.97%	$427,873	2.80%	$3,657,873	2.07%
Weighted average maturity	30 days		11 days		28 days
Weighted average interest rate after adjusting for interest rate swaps					2.13%
Weighted average maturity after adjusting for interest rate swaps					978 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,419,375		$535,315		$3,954,690

December 31, 2018

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,510,000	2.46	576,627	3.55	2,086,627	2.76
30 days to 90 days	1,725,000	2.57	—	—	1,725,000	2.57
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,235,000	2.52%	$576,627	3.55%	$3,811,627	2.67%
Weighted average maturity	35 days		13 days		32 days
Weighted average interest rate after adjusting for interest rate swaps					2.23%
Weighted average maturity after adjusting for interest rate swaps					1,217 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,433,252		$726,428		$4,159,680

For additional information about repurchase agreements, see the section in Note 1 entitled “Repurchase Agreements.”

The following tables present information about certain assets and liabilities at December 31, 2019 and December 31, 2018 that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 9, and 15 for more information on the Company’s interest rate swaps and other derivative instruments.

December 31, 2019

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
	(in thousands)
Derivative assets at fair value(2)	$5,833	$—	$5,833	$(5,833)	$367	$(5,466)
Total	$5,833	$—	$5,833	$(5,833)	$367	$(5,466)
Repurchase agreements(3)	$3,657,873	$—	$3,657,873	$(3,657,873)	$—	$—
Warehouse line of credit	133,811	—	133,811	(133,811)	—	—
Derivative liabilities at fair value(2)	52,197	—	52,197	(52,197)	—	—
Total	$3,843,881	$—	$3,843,881	$(3,843,881)	$—	$—

December 31, 2018

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts
	(in thousands)
Derivative assets at fair value(2)	$46,207	$—	$46,207	$(46,207)	$—	$—
Total	$46,207	$—	$46,207	$(46,207)	$—	$—
Repurchase agreements(3)	$3,811,627	$—	$3,811,627	$(3,811,627)	$—	$—
Derivative liabilities at fair value(2)	15,901	—	15,901	(15,901)	—	—
Total	$3,827,528	$—	$3,827,528	$(3,827,528)	$—	$—

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011‑11, as amended by ASU No. 2013‑01.
(2)

At December 31, 2019, we had paid approximately $104.7 million on swap and TBA Agency MBS margin calls (included in “restricted cash”) and we had received cash from counterparties of approximately $367 thousand, which is shown as “Derivative counterparty margin” on our consolidated balance sheets. Our swap derivatives were approximately $5.3 million in derivative assets and approximately $52.2 million in derivative liabilities at December 31, 2019. At December 31, 2018, we had paid approximately $30.3 million on swap and TBA Agency MBS margin calls (included in “restricted cash”). Our swap derivatives were approximately $40.2 million in derivative assets and approximately $15.9 million in derivative liabilities at December 31, 2018.

(3)

At December 31, 2019, we had pledged approximately $3.42 billion in Agency MBS and approximately $535 million of Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2018, we had pledged approximately $3.43 billion in Agency MBS and approximately $726.4 million of Non-Agency MBS as collateral on our repurchase agreements.

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

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange, or the CME, and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. To validate the prices for all interest rate swaps, we compare to other sources such as Bloomberg. At December 31, 2019, we did not have any non-centrally cleared swaps.

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources.

At December 31, 2019 and December 31, 2018, fair value measurements on a recurring basis were as follows:

December 31, 2019

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$3,510,051	$—	$3,510,051
Non-Agency MBS(1)	$—	$643,610	$—	$643,610
Derivative instruments(2)	$—	$5,833	$—	$5,833
Liabilities:
Derivative instruments(2)	$—	$52,197	$—	$52,197

December 31, 2018

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Agency MBS(1)	$—	$3,548,719	$—	$3,548,719
Non-Agency MBS(1)	$—	$795,203	$—	$795,203
Derivative instruments(2)	$—	$46,207	$—	$46,207
Liabilities:
Derivative instruments(2)	$—	$15,901	$—	$15,901

(1)	For more detail about the fair value of our MBS by agency and type of security, see Notes 1 and 3.
(2)	Derivative instruments include discontinued hedges under ASC 815‑10. For more detail about our derivative instruments, see Notes 1 and 15.

At December 31, 2019 and December 31, 2018, cash and cash equivalents, investments in U.S. Treasury bills, restricted cash, interest receivable, repurchase agreements, reverse repurchase agreements, warehouse line of credit, and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2019 and December 31, 2018, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment through consolidated securitization trusts	$458,348	$461,606	$549,016	$538,362
Residential mortgage loans held-for-securitization	$152,922	$154,442	$11,660	$11,660
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$448,987	$450,501	$539,651	$528,045

The residential mortgage loans held-for-investment through consolidated securitization trusts or held-for-securitization are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. Asset-backed securities issued by securitization trusts are carried at principal balances net of unamortized premiums or discounts. For both of these items, fair values are obtained by an independent broker and/or independent pricing services and are considered Level 2 in the fair value hierarchy.

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

Income tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2019 and December 31, 2018, there were no significant deferred tax assets and deferred tax liabilities.

The tables below present tax information regarding our dividend distributions for the fiscal year ended December 31, 2019:

8.625% Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

			2019
			Total		2019
			Distribution	2019	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2020
11/06/18	12/31/18	01/15/19	$0.539063	$0.539063	$—	$—	$—
02/28/19	03/29/19	04/15/19	0.539063	0.539063	—	—	—
05/07/19	06/28/19	07/15/19	0.539063	0.539063	—	—	—
08/06/19	09/30/19	10/15/19	0.539063	0.539063	—	—	—
11/06/19	12/31/19	01/15/20	0.539063	—	—	—	0.539063
		Total	$2.695315	$2.156252	$—	$—	$0.539063

6.25% Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

			2019
			Total		2019
			Distribution	2019	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share(1)	Income	Capital	Gains	to 2020
11/06/18	12/31/18	01/15/19	$0.395857	$0.395857	$—	$—	$—
02/28/19	03/29/19	04/15/19	0.396315	0.396315	—	—	—
05/07/19	06/28/19	07/15/19	0.394509	0.394509	—	—	—
08/06/19	09/30/19	10/15/19	0.394301	0.394301	—	—	—
11/06/19	12/31/19	01/15/20	0.390625	—	—	—	0.390625
		Total	$1.971607	$1.580982	$—	$—	$0.390625

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

7.625% Series C Cumulative Redeemable Preferred Stock (CUSIP 03747 40 8)

			2019
			Total		2019
			Distribution	2019	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2020
11/06/18	12/31/18	01/15/19	$0.476563	$0.476563	$—	$—	$—
02/28/19	03/29/19	04/15/19	0.476563	0.476563	—	—	—
05/07/19	06/28/19	07/15/19	0.476563	0.476563	—	—	—
08/06/19	09/30/19	10/15/19	0.476563	0.476563	—	—	—
11/06/19	12/31/19	01/15/20	0.476563	—	—	—	0.476563
		Total	$2.382815	$1.906252	$—	$—	$0.476563

Common Stock (CUSIP 03747 10 1)

			2019
			Total		2019
			Distribution	2019	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2020
12/14/18	12/31/18	01/29/19	$0.130000	$0.091521	$0.038479	$—	$—
03/14/19	03/29/19	04/29/19	0.130000	0.091521	0.038479	—	—
06/13/19	06/28/19	07/29/19	0.110000	0.077441	0.032559	—	—
09/17/19	09/30/19	10/29/19	0.100000	0.070401	0.029599	—	—
12/17/19	12/31/19	01/29/20	0.090000	—	—	—	0.090000
		Total	$0.560000	$0.330884	$0.139116	$—	$0.090000

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. At December 31, 2019, the conversion rate was 5.5379. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option.

During the year ended December 31, 2019, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock and Series C Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock and Series C Preferred Stock voting together as a single class. Through December 31, 2019, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the year ended December 31, 2019, there were no transactions to convert shares of our Series B Preferred Stock.

NOTE 12. PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2019, our authorized capital included 200,000,000 shares of common stock, of which 98,849,383 shares were issued and outstanding.

At December 31, 2019, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At December 31, 2019, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding, and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the year ended December 31, 2019, we did not sell any shares of Series C Preferred Stock under the FBR Sales Agreement. At December 31, 2019, there was approximately $152.7 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. In December 2019, our Board decided to no longer include the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan as stock available for repurchase. During the year ended December 31, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 15, 2018, we filed a shelf registration statement on Form S‑3 with the SEC, which was declared effective on March 26, 2018, registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan. During the year ended December 31, 2019, we issued an aggregate of 346,335 shares of our common stock at a weighted average price of $3.92 per share under the 2018 DRP Plan, resulting in net proceeds to us of approximately $1.36 million.

On April 4, 2019, we filed a shelf registration statement on Form S‑3 with the SEC, offering up to $490,236,182 maximum offering price of our capital stock. The registration statement was declared effective on April 19, 2019. At December 31, 2019, approximately $490.2 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S‑8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan. During the year ended December 31, 2019, we issued an aggregate of 8,000 restricted stock units (or phantom shares) under the 2014 Equity Plan.

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

As of December, 31, 2019, Mr. Lloyd McAdams, a director and our former Chairman of the Board, beneficially owns 47.4% of the outstanding membership interests of our Manager; Mr. Joseph E. McAdams, our Chairman, Chief Executive Officer and President, and the Chief Investment Officer of our Manager, beneficially owns 47.4% of the outstanding membership interests of our Manager; and Ms. Heather U. Baines, an Executive Vice President of our Manager, beneficially owns 5.2% of the outstanding membership interests of our Manager.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $71.50 per square foot. The base monthly rental for us is $43,497.47, which will be increased by 3% per annum on July 1, 2020. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the years ended December 31, 2019, 2018, and 2017, we expensed $565 thousand, $557 thousand, and $528 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At December 31, 2019, the future minimum lease commitment is as follows:

				Total
	2020	2021	2022	Commitment

Commitment (undiscounted cash flows)	$529,800	$545,697	$276,882	$1,352,379
Discounted cash flows on the lease commitment(1)	$513,143	$515,623	$257,305	$1,286,071

(1)

The difference between the total commitment amount and the amount on the consolidated balance sheets is due to the amortization of the lease asset and lease liability being done on a straight-line basis rather than by the discounted cash flows.

Under our administrative services agreement with PIA, it provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 2.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days’ prior written notice for any reason and immediately if there is a material breach by PIA. During the years ended December 31, 2019, 2018, and 2017, we paid fees of $181 thousand, $181 thousand, and $154 thousand, respectively, to PIA in connection with this agreement.

NOTE 14. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S‑8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreases the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant DERs or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the year ended December 31, 2019, we issued to our independent directors an aggregate of 8,000 restricted stock units (or phantom shares) with associated grants of 8,000 DERs in the aggregate under the 2014 Equity Plan. These restricted stock units (or phantom shares) do not vest until our independent directors terminate their service on our Board.

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. The amount expensed on these grants during 2019 was approximately $62 thousand. At December 31, 2019, these grants have been fully expensed.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the year ended December 31, 2019, the amount expensed on these grants was approximately $16 thousand. The unrecognized stock expense on these grants at December 31, 2019 was approximately $136 thousand.

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

There have been no stock option transactions that are outstanding under the 2014 Equity Plan during 2019, 2018, and 2017.

The following table summarizes information about restricted stock units transactions during the year ended December 31, 2019:

						Weighted
	Unvested				Unvested	Average
Grant	Units at	Restricted	Units		Units at	Remaining
Date Fair	December 31,	Units	Vested in	Units	December 31,	Contractual
Value	2018	Granted	2019	Forfeited	2019	Life (Years)
$4.96	154,552	—	—	146,552	8,000	1
$5.66	162,613	—	—	—	162,613	8
	317,165	—	—	146,552	170,613

The fair value of the aforementioned stock-based award was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2016	2017
	Grant	Grant
Assumptions:
Dividend yield	13.1%	13.1%
Expected volatility	27.7%	27.7%
Risk-free interest rate	3.8%	3.8%
Expected lives	3 years	10 years

We recognize the expense related to restricted stock units over a vesting period ranging from three to ten years. During the years ended December 31, 2019, 2018, and 2017, we expensed approximately $78 thousand, $98 thousand, and $82 thousand, respectively, related to the restricted stock units grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs is ten years from the date of grant. On December 17, 2019, our Board approved a grant of 114,178 DERs to replace an equal amount of DERs that were scheduled to expire in December 2019, which were issued under the 2014 Equity Plan. This grant has only a one-year term, whereas all of the prior grants have a five-year term from the date of the grant. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. At December 31, 2019, there were 746,611 DERs issued and outstanding, which are held by the directors and officers of our Company and employees of our Manager. During the years ended December 31, 2019, 2018, and 2017, we paid or accrued $301 thousand, $392 thousand, and $430 thousand, respectively, related to DERs granted.

NOTE 15. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of December 31, 2019 and December 31, 2018:

		December 31,	December 31,
Derivative Instruments	Balance Sheet Location	2019	2018
		(in thousands)
Interest rate swaps	Derivative Assets	$5,302	$40,192
TBA Agency MBS	Derivative Assets	531	6,015
		$5,833	$46,207
Interest rate swaps	Derivative Liabilities	52,197	15,901
		$52,197	$15,901

Interest Rate Swap Agreements

At December 31, 2019, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815‑10, with an aggregate notional amount of $2.5 billion and a weighted average maturity of approximately 48 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.411% to 3.2205%) and receive a payment that varies with the three-month LIBOR rate. During the year ended December 31, 2019, 36 swap agreements with an aggregate notional amount of $1.84 billion matured or were terminated, and we entered into 26 new swap agreements with an aggregate notional amount of $1.035 billion and terms of up to ten years.

At December 31, 2019, the amount in AOCI relating to interest rate swaps was approximately $7.6 million. The estimated net amount of the existing losses that were reported in AOCI at December 31, 2019 that is expected to be reclassified into earnings within the next twelve months is approximately $3.3 million.

At December 31, 2019 and December 31, 2018, our interest rate swaps had the following notional amounts, weighted average fixed rates, and remaining terms:

	December 31, 2019			December 31, 2018
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$541,000	1.70%	7	$725,000	1.60%	7
1 year to 2 years	190,000	1.63	21	591,000	1.70	19
2 years to 3 years	335,000	1.65	34	400,000	1.96	30
3 years to 4 years	295,000	1.71	45	220,000	1.92	43
4 years to 5 years	550,000	2.18	61	205,000	2.27	57
5 years to 7 years	390,000	2.51	85	475,000	2.41	73
7 years to 10 years	200,000	2.94	103	690,000	2.83	104
	$2,501,000	2.02%	48	$3,306,000	2.10%	47

Swap Agreements by Counterparty

	December 31,	December 31,
	2019	2018
	(in thousands)
Central clearing houses(1)	$2,501,000	$3,306,000

(1)

For all swap agreements entered into after September 9, 2013, the counterparty will be central clearing houses, such as the Chicago Mercantile Exchange or LCH, regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Risk Management” in Note 1 for additional details.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the year ended December 31, 2019, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $14.2 million. During the year ended December 31, 2018, we recognized a loss on derivatives-TBA Agency MBS, net of derivative income, of approximately $8.7 million. The types of securities involved in these TBA contracts are Fannie Mae 15-year and 30-year fixed-rate securities with coupons generally ranging from 3.0% to 4.5%. At December 31, 2019, the notional amount of the TBA Agency MBS was $250 million. At December 31, 2018, the notional amount of the TBA Agency MBS was $900 million.

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

NOTE 17. EARNINGS PER SHARE

The computation of EPS for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Net (Loss) Income		(Loss)
	to Common	Average	Earnings
	Stockholders	Shares	per Share
	(in thousands)
For the year ended December 31, 2019
Basic EPS	$(64,608)	98,739	$(0.65)
Effect of dilutive securities	—	—	—
Diluted EPS	$(64,608)	98,739	$(0.65)
For the year ended December 31, 2018
Basic EPS	$(15,677)	98,314	$(0.16)
Effect of dilutive securities	—	—	—
Diluted EPS	$(15,677)	98,314	$(0.16)
For the year ended December 31, 2017
Basic EPS	$46,199	96,764	$0.48
Effect of dilutive securities	1,188	3,715	(0.01)
Diluted EPS	$47,387	100,479	$0.47

For the years ended December 31, 2019, 2018, and 2017, there were no options outstanding to purchase shares of our common stock.

NOTE 18. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2019 and December 31, 2018. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Dilutive EPS assumes the conversion, exercise, or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2019 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest and other income:
Interest-Agency MBS	$25,711	$24,137	$20,335	$19,990
Interest-Non-Agency MBS	10,466	9,659	9,299	8,614
Interest-residential mortgage loans	5,368	5,259	5,049	4,767
Interest-residential mortgage loans held-for-securitization	86	1,036	1,574	1,618
Other interest income	19	20	679	253
	41,650	40,111	36,936	35,242
Interest expense:
Interest expense on repurchase agreements	27,136	25,979	21,132	18,489
Interest expense on asset-backed securities	5,200	5,091	4,880	4,600
Interest expense of warehouse line of credit	234	1,057	1,381	1,477
Interest expense on junior subordinated notes	547	542	520	492
	33,117	32,669	27,913	25,058
Net interest income	8,533	7,442	9,023	10,184
Total operating expenses	(3,046)	(3,113)	(3,258)	(3,263)
Other (loss) income:
Income-rental properties	436	453	469	441
Realized net (loss) gain on sale of available-for-sale MBS	(6,147)	444	214	1,338
Realized net (loss) gain on sale of Agency MBS held as trading investments	(7,363)	234	—	1,342
Impairment charge on Non-Agency MBS	—	(606)	(1,145)	(357)
Unrealized (loss) gain on Agency MBS held as trading investments	14,906	989	1,939	(798)
Gain on sales of residential properties	—	—	—	31
Gain (loss) on derivatives, net	(27,289)	(53,543)	(24,734)	20,824
Total other (loss) income	(25,457)	(52,029)	(23,257)	22,821
Net (loss) income	$(19,970)	$(47,700)	$(17,492)	$29,742
Dividends on preferred stock	(2,297)	(2,297)	(2,297)	(2,297)
Net (loss) income to common stockholders	$(22,267)	$(49,997)	$(19,789)	$27,445
Basic (loss) earnings per common share	$(0.23)	$(0.51)	$(0.20)	$0.28
Diluted (loss) earnings per common share	$(0.23)	$(0.51)	$(0.20)	$0.27
Basic weighted average number of shares outstanding	98,537	98,635	98,739	98,823
Diluted weighted average number of shares outstanding	98,537	98,635	98,739	103,141

For the year ended December 31, 2018 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest and other income:
Interest-Agency MBS	$24,044	$24,814	$23,578	$23,208
Interest-Non-Agency MBS	10,021	9,902	10,377	10,445
Interest-residential mortgage loans	6,238	5,955	5,750	5,519
Other interest income	28	44	20	29
	40,331	40,715	39,725	39,201
Interest expense:
Interest expense on repurchase agreements	19,093	22,028	24,027	25,362
Interest expense on asset-backed securities	6,070	5,797	5,581	5,351
Interest expense on junior subordinated notes	447	504	519	526
	25,610	28,329	30,127	31,239
Net interest income	14,721	12,386	9,598	7,962
Total operating expenses	(3,233)	(3,395)	(3,199)	(3,675)
Other (loss) income:
Income-rental properties	451	445	436	428
(Loss) gain on sale of MBS	(11,987)	—	799	(999)
Realized gain (loss) on Agency MBS held as trading investments	(7,327)	—	(231)	(3,871)
Impairment charge on Non-Agency MBS	—	(1,757)	(141)	(971)
Unrealized loss on sales of Agency MBS held as trading investments	(8,890)	(2,677)	(3,017)	9,674
Gain (loss) on sales of residential properties	—	—	30	23
Gain (loss) on derivatives, net	13,412	9,930	13,090	(44,504)
Recovery on Non-Agency MBS	—	1	—	—
Total other (loss) income	$(14,341)	5,942	10,966	(40,220)
Net (loss) income	(2,853)	$14,933	$17,365	$(35,933)
Dividends on preferred stock	$(2,297)	(2,297)	(2,297)	(2,297)
Net income to common stockholders	$(5,150)	$12,636	$15,068	$(38,230)
Basic (loss) earnings per common share	$(0.05)	$0.13	$0.15	$(0.39)
Diluted (loss) earnings per common share	$(0.05)	$0.13	$0.15	$(0.39)
Basic weighted average number of shares outstanding	98,185	98,271	98,353	98,444
Diluted weighted average number of shares outstanding	98,185	102,205	102,331	98,444

NOTE 19. SUBSEQUENT EVENTS

On January 2, 2020, the conversion rate of our Series B Preferred Stock increased from 5.5379 to 5.5992 shares of our common stock based upon the common stock dividend of $0.09 per share that was declared on December 17, 2019.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2019

(dollar amounts in thousands)

								Principal
								Amount
								Subject to
			Final	Periodic				Delinquent
	Number	Interest	Maturity	Payment	Prior	Face	Carrying	Principal or
Asset Type/Description	of Loans	Rate(1)	Date(2)	Terms(3)	Liens	Amount	Amount	Interest(4)
Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts
By Product Type:
30-year fixed-rate loans	635	3.93%	2045	P&I	—	$406,064	$406,064	$1,045
20-year fixed-rate loans	1	4.00	2045	P&I	—	733	733	—
15-year fixed-rate loans	51	3.13	2045	P&I	—	26,520	26,520	—
5-year to 10-year hybrid ARMs	17	3.33	2045	P&I	—	12,544	12,544	—
Application of December payments						10,907	10,907
Unamortized premium, net of discount						1,755	1,755
Allowance for loan losses						(175)	(175)
	704	3.87%				$458,348	$458,348	$1,045
By Original Balance Stratification:
$100,000 - $300,000	12	3.93%	2045	P&I	—	$2,846	$2,846	$—
$300,001 - $500,000	197	3.84	2045	P&I	—	85,239	85,239	454
$500,001 - $700,000	294	3.90	2045	P&I	—	176,065	176,065	—
$700,001 - $900,000	132	3.87	2045	P&I	—	103,286	103,286	591
> $900,000	69	3.81	2045	P&I	—	78,425	78,425	—
Application of December payments						10,907	10,907
Unamortized premium, net of discount						1,755	1,755	—
Allowance for loan losses						(175)	(175)	—
	704	3.87%				$458,348	$458,348	$1,045

(1)	This represents the weighted average net coupon rate.
(2)	Represents the Final Maturity Date of the securitization trusts.
(3)	Principal and interest (“P&I”) is generally payable at level amounts over life to maturity.
(4)	Does not include any amounts that are delinquent less than 90 days.

NOTE TO SCHEDULE IV – RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

Year Ended
December 31,
2019
Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts	(in thousands)
Balance at beginning of period	$549,016
Deductions during period:
Collections of principal	(89,113)
Amortization of premium	(1,566)
Charge-offs, net	11
Balance at end of period	$458,348

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2019

(dollar amounts in thousands)

									Principal
									Amount
									Subject to
			Final	Periodic					Delinquent
	Number	Interest	Maturity	Payment	Prior	Face	Carrying		Principal or
Asset Type/Description	of Loans	Rate(1)	Date(2)	Terms(3)	Liens	Amount	Amount		Interest(4)
Residential Mortgage Loans Held-for-Securitization
By Product Type:
30-year fixed-rate loans	69	5.61%	2048	P&I	—	$23,635	$23,635		$—
20-year fixed-rate loans	—	—	—	P&I	—	—	—		—
15-year fixed-rate loans	2	5.38	2033	P&I	—	507	507		—
5-year to 10-year hybrid ARMs	229	5.36	2048	P&I	—	124,766	124,766		—
Unamortized premium and deferred transaction costs						4,014	4,014
						—	—
	300	5.40%				$152,922	$152,922		$—
By Original Balance Stratification:
$10,000 - $160,000	29	5.89%	2048	P&I	—	$3,348	$3,348	$
$160,001 - $360,000	93	5.55	2048	P&I	—	23,635	23,635		—
$360,001 - $560,000	86	5.30	2048	P&I	—	39,158	39,158		—
$560,001 - $760,000	47	5.35	2048	P&I	—	29,757	29,757		—
$760,001 - $960,000	16	5.59	2048	P&I	—	13,906	13,906		—
> $960,001	29	5.33	2048	P&I	—	39,104	39,104		—
Unamortized premium and deferred transaction costs						4,014	4,014
	300	5.40%				$152,922	$152,922		$—

(1)	This represents the weighted average net coupon rate.
(2)	Represents the Final Average Maturity Date of the loans, based on the Weighted Average Remaining Term to Maturity.
(3)	Principal and interest (“P&I”) is generally payable at level amounts over life to maturity.
(4)	Does not include any amounts that are delinquent less than 90 days.

NOTE TO SCHEDULE IV – RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

Year Ended
December 31,
2019
(in thousands)
Balance at beginning of period	$11,660
Additions during period:
New loans	168,850
Premium and deferred transaction costs on new loans	3,702
Deductions during period:
Collections of principal	(30,992)
Amortization of premium and costs	(298)
Balance at end of period	$152,922

[THIS PAGE INTENTIONALLY LEFT BLANK]