Form 10-Q
period 2020-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2020-08-05
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻	Accelerated Filer ☒
Non-Accelerated Filer ◻	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

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

As of August 4, 2020, the registrant had 99,130,931 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
		(audited)
ASSETS
Available-for-sale Agency MBS at fair value (including $1,679,841 and $2,764,330 pledged to counterparties at June 30, 2020 and December 31, 2019, respectively); amortized cost of $1,756,856 and $2,799,448 at June 30, 2020 and December 31, 2019, respectively, net of allowance for credit losses of $0 and $0 at June 30, 2020 and December 31, 2019, respectively	$1,827,777	$2,853,131
Trading Agency MBS at fair value (including $0 and $655,045 pledged to counterparties at June 30, 2020 and December 31, 2019, respectively	—	656,920
Available-for-sale Non-Agency MBS at fair value (including $0 and $535,315 pledged to counterparties at June 30, 2020 and December 31, 2019, respectively); amortized cost of $0 and $613,576 at June 30, 2020 and December 31, 2019, respectively, net of allowance for credit losses of $0 and $0 at June 30, 2020 and December 31, 2019, respectively	—	643,610
Trading Non-Agency MBS at fair value (including $164,741 and $0 pledged to counterparties at June 30, 2020 and December 31, 2019, respectively	192,032	—
Residential mortgage loans held-for-securitization, net of allowance for credit losses of $56 at June 30, 2020 and $0 at December 31, 2019	131,110	152,922
Residential mortgage loans held-for-investment through consolidated securitization trusts, net for allowance of credit losses of $147 at June 30, 2020 and $175 at December 31, 2019(1)	367,539	458,348
Residential real estate	13,051	13,499
Cash and cash equivalents	29,508	8,236
Reverse repurchase agreements	—	15,000
Restricted cash	137,088	104,699
Interest receivable	7,856	16,398
Derivative instruments at fair value	2,205	5,833
Right to use asset-operating lease	987	1,256
Prepaid expenses and other assets	6,345	8,779
Total Assets	$2,715,498	$4,938,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$5,187	$16,757
Repurchase agreements	1,697,181	3,657,873
Warehouse line of credit	104,620	133,811
Asset-backed securities issued by securitization trusts(1)	358,854	448,987
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	93,317	52,197
Derivative counterparty margin	2,056	367
Dividends payable on preferred stock	2,297	2,297
Dividends payable on common stock	4,952	8,897
Payable for purchased loans	—	5,545
Payable for terminated swaps	6,227	—
Accrued expenses and other liabilities	2,193	1,312
Long-term lease obligation	987	1,256
Total Liabilities	$2,315,251	$4,366,679
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $50,257, respectively); 2,010 and 2,010 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	48,626	48,626
Common Stock: par value $0.01 per share; authorized 200,000 shares, 99,047 and 98,849 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	990	988
Additional paid-in capital	983,832	983,401
Accumulated other comprehensive income consisting of unrealized gains and losses	57,352	65,984
Accumulated deficit	(756,545)	(593,039)
Total Stockholders’ Equity	$380,792	$552,497
Total Liabilities and Stockholders’ Equity	$2,715,498	$4,938,631
(1)	The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At June 30, 2020 and December 31, 2019, total assets of the consolidated VIEs were $369 million and $460 million (including accrued interest receivable of $1.3 million and $1.5 million), respectively (which is recorded above in the line item entitled “Interest receivable”), and total liabilities were $360 million and $450 million (including accrued interest payable of $1.2 million and $1.4 million), respectively (which is recorded in the line item above entitled “Accrued interest payable”). Please refer to Note 5, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and other income:
Interest-Agency MBS	$12,466	$24,137	$33,723	$49,848
Interest-Non-Agency MBS	2,595	9,659	10,715	20,125
Interest-securitized residential mortgage loans	3,948	5,259	8,339	10,627
Interest-residential mortgage loans held-for-securitization	1,403	1,036	3,223	1,122
Other interest income	—	20	174	39
	20,412	40,111	56,174	81,761
Interest expense:
Interest expense on repurchase agreements	4,877	25,979	22,155	53,116
Interest expense on asset-backed securities	3,781	5,091	8,007	10,291
Interest expense on warehouse line of credit	979	1,057	2,391	1,290
Interest expense on junior subordinated notes	410	542	881	1,088
	10,047	32,669	33,434	65,785
Net interest income	10,365	7,442	22,740	15,976
Provision for credit losses on loans	(564)	—	(620)	—
Net interest income after provision for credit losses	9,801	7,442	22,120	15,976
Operating expenses:
Management fee to related party	(1,371)	(1,713)	(2,899)	(3,438)
Rental properties depreciation and expenses	(380)	(367)	(823)	(723)
General and administrative expenses	(1,254)	(1,033)	(2,342)	(2,001)
Total operating expenses	(3,005)	(3,113)	(6,064)	(6,162)
Other income (loss):
Income-rental properties	384	453	839	890
Realized net gain (loss) on sales of available-for-sale MBS	10,095	444	15,805	(5,703)
Net gain on Agency MBS held as trading investments	—	1,223	2,840	8,767
Impairment charge on Non-Agency MBS	—	(606)	—	(606)
Net gain (loss) on Non-Agency MBS held as trading investments	25,687	—	(89,686)	—
Gain on sale of residential properties	45	—	123	—
(Loss) on derivatives, net	(6,168)	(53,543)	(94,958)	(80,832)
Total other income (loss)	30,043	(52,029)	(165,037)	(77,484)
Net income (loss)	$36,839	$(47,700)	$(148,981)	$(67,670)
Dividends on preferred stock	(2,297)	(2,297)	(4,595)	(4,595)
Net income (loss) to common stockholders	$34,542	$(49,997)	$(153,576)	$(72,265)
Basic income (loss) per common share	$0.35	$(0.51)	$(1.55)	$(0.73)
Diluted income (loss) per common share	$0.34	$(0.51)	$(1.55)	$(0.73)
Basic weighted average number of shares outstanding	98,977	98,635	98,769	98,586
Diluted weighted average number of shares outstanding	103,525	98,635	98,769	98,586

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$36,839	$(47,700)	$(148,981)	$(67,670)
Available-for-sale Agency MBS, fair value adjustment	523	28,822	35,354	53,953
Reclassification adjustment for (gain) loss on sales of Agency MBS included in net income (loss)	(10,095)	(444)	(15,805)	5,703
Available-for-sale Non-Agency MBS, fair value adjustment	—	9,571	—	17,758
Reclassification adjustment due to transfer from available-for-sale to trading for Non-Agency MBS	—	—	(85,424)	—
Reclassification adjustment for loss (gain) on sales of Non-Agency MBS included in net income (loss)	—	—	55,390	(22)
Amortization of unrealized gains on interest rate swaps remaining in other comprehensive income	964	1,011	1,853	2,014
Other comprehensive income (loss)	(8,608)	38,960	(8,632)	79,406
Comprehensive income (loss)	$28,231	$(8,740)	$(157,613)	$11,736

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
For the Three Months Ended	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	(Loss) Gain	Accum.
March 31, 2020 and June 30, 2020	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2019	1,919	2,010	98,849	$46,537	$48,626	$988	$983,401	$43,590	$30,034	$(7,640)	$(593,039)	$552,497
Cumulative adjustment for adoption of ASC 326	—	—	—	—	—	—	—	—	—	—	(30)	(30)
Balance, January 1, 2020	1,919	2,010	98,849	46,537	48,626	988	983,401	43,590	30,034	(7,640)	(593,069)	552,467
Issuance of common stock			87			1	264					265
Other comprehensive income, fair value adjustments and reclassifications								29,121	(30,034)	889		(24)
Net (loss)											(185,821)	(185,821)
Amortization of restricted stock							4					4
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476563 per Series C preferred share											(958)	(958)
Balance, March 31, 2020	1,919	2,010	98,936	$46,537	$48,626	$989	$983,669	$72,711	$—	$(6,751)	$(781,187)	$364,594
Issuance of common stock			111			1	159					160
Other comprehensive income, fair value adjustments and reclassifications								(9,572)		964		(8,608)
Net income											36,839	36,839
Amortization of restricted stock							4					4
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividends declared - $0.10 per common share											(9,899)	(9,899)
Balance, June 30, 2020	1,919	2,010	99,047	$46,537	$48,626	$990	$983,832	$63,139	$—	$(5,787)	$(756,545)	$380,792

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
For the Three Months Ended	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
March 31, 2019 and June 30, 2019	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2018	1,919	2,010	98,483	$46,537	$48,944	$985	$981,964	$(28,824)	$9,563	$(11,531)	$(485,988)	$561,650
Issuance of common stock			82			1	355					356
Other comprehensive income, fair value adjustments and reclassifications								31,278	8,165	1,003		40,446
Net (loss)											(19,970)	(19,970)
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476563 per Series C preferred share											(958)	(958)
Dividend declared - $0.13 per common share											(12,815)	(12,815)
Balance, March 31, 2019	1,919	2,010	98,565	$46,537	$48,944	$986	$982,344	$2,454	$17,728	$(10,528)	$(521,070)	$567,395
Issuance of common stock			118			1	401					402
Other comprehensive income, fair value adjustments and reclassifications								28,378	9,571	1,011		38,960
Net (loss)											(47,700)	(47,700)
Amortization of restricted stock							25					25
Amortization of shelf offering expenses					(318)							(318)
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.11 per common share											(10,855)	(10,855)
Balance, June 30, 2019	1,919	2,010	98,683	$46,537	$48,626	$987	$982,770	$30,832	$27,299	$(9,517)	$(581,922)	$545,612

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Activities:
Net income (loss)	$36,839	$(47,700)	$(148,981)	$(67,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premium on MBS	4,382	7,548	10,859	13,434
Amortization/accretion of market yield adjustments (Non-Agency MBS)	—	1,473	1,253	2,695
Accretion of discount (residential mortgage loans)	(29)	(29)	(59)	(58)
Depreciation on rental properties	119	119	240	238
Amortization of premium on residential loans	404	16	730	16
Impairment charge on Non-Agency MBS	—	606	—	606
Realized (gain) loss on sales of available-for-sale MBS	(10,095)	(444)	(15,805)	5,703
(Gain) loss on sales of Agency MBS held as trading investments	—	(234)	(3,981)	7,128
Unrealized (gain) loss on Agency MBS held as trading investments	—	(989)	1,141	(15,895)
(Gain) loss on Non-Agency MBS	(25,687)	—	89,686	—
(Gain) on sale of residential properties	(45)	—	(123)	—
Amortization of restricted stock	4	25	8	50
Net settlements received on interest rate swaps, net of amortization	964	4,395	1,853	9,256
Loss on interest rate swaps, net	4,990	57,710	104,599	91,429
Loan loss provision on securitized residential mortgage loans	564	—	564	—
(Gain) on derivatives, net of derivative income - TBA Agency MBS	(2,484)	(4,167)	(15,049)	(10,596)
Changes in assets and liabilities:
Decrease in reverse repurchase agreements	—	—	15,000	20,000
Decrease (increase) in interest receivable	3,100	1,932	7,054	1,167
Decrease (increase) in prepaid expenses and other	3,885	1,048	6,091	(3,498)
(Decrease) increase in accrued interest payable	(5,080)	6,514	(5,402)	(2,191)
Increase in accrued expenses and payables	94	12,097	2,044	14,161
Net cash provided by operating activities	$11,925	$39,920	$51,722	$65,975
Investing Activities:
MBS Portfolios:
Proceeds from sales	$539,588	$1,335,932	$1,709,950	$2,239,754
Purchases	—	(933,121)	(76,283)	(1,930,488)
Principal payments	207,420	248,845	408,040	434,537
Residential mortgage loans held-for-securitization:
Purchases	—	(102,467)	(4,761)	(120,495)
Principal payments	10,105	3,674	20,155	4,476
Residential mortgage loans held-for-investment through consolidated securitization trusts:
Principal payments	109	30	141	60
Residential properties purchases	(44)	(25)	(165)	(220)
Proceeds from sales of residential properties	179	—	428
Net cash provided by investing activities	$757,357	$552,868	$2,057,505	$627,624
Financing Activities:
Borrowings from repurchase agreements	$5,835,618	$7,324,227	$12,130,656	$14,531,967
Repayments on repurchase agreements	(6,611,571)	(7,929,018)	(14,091,348)	(15,187,751)
Borrowings from warehouse line of credit	—	80,006	—	95,722
Repayments on warehouse line of credit	(11,599)	(3,023)	(29,029)	(3,023)
Net settlements of TBA Agency MBS Contracts	3,373	6,986	13,375	15,008
Termination of interest rate swaps	(14,858)	(10,385)	(62,895)	(10,385)
Derivative counterparty margin	(4,578)	(4,635)	1,689	603
Proceeds from common stock issued	159	402	425	758
Proceeds (amortization) of Series C Preferred Stock issued	—	(318)	—	(318)
Preferred Stock dividends paid	(2,297)	(2,297)	(4,595)	(4,594)
Common stock dividends paid	(4,947)	(12,813)	(13,844)	(25,616)
Net cash (used in) financing activities	$(810,700)	$(550,868)	$(2,055,566)	$(587,629)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(41,418)	41,920	53,661	105,970
Cash, cash equivalents, and restricted cash at beginning of period	208,014	97,511	112,935	33,461
Cash, cash equivalents, and restricted cash at end of period	$166,596	$139,431	$166,596	$139,431
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,510	$17,694	$39,972	$49,306
Change in payables for MBS purchased	—	(227,997)	—	—
Change in payables for residential mortgage loans purchased	—	(102,938)	(5,545)	(2,282)
Change in receivable for securities sold	$(65,828)	$—	$—	$—

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

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance, and manage a leveraged portfolio of residential mortgage-backed securities, or MBS, and residential mortgage loans, which presently include the following types of investments:

◾	Agency mortgage-backed securities, or Agency MBS, which include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac;
◾	Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and
◾	Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 52) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by a warehouse line of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

At June 30, 2020, we believe that we met all REIT requirements regarding the asset tests, income tests, the ownership of our common stock, and the distributions of our taxable income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

The COVID-19 coronavirus pandemic has generally not affected our Manager’s ability to manage our day-to-day operations and provide other services to us under the Management Agreement, as the Manager’s key employees and personnel who manage our operations are able to effectively work from home and provide such services to us under applicable local and state shelter-in-place orders.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, credit performance of residential mortgage loans, amortization of security and loan premiums, accretion of security and loan discounts, allowance for credit losses, and accounting for derivative activities. The outbreak of the COVID-19 coronavirus pandemic has negatively affected the economy and the longer-term effects on our business are currently unknown. Our material estimates cited above are susceptible to change, resulting from the economic effects of this pandemic. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity, or VIEs, because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. We classify the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment through consolidated securitization trusts in our consolidated balance sheets. The ABS issued to third parties are recorded as liabilities on our consolidated balance sheets. We record interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in our consolidated statements of operations. We record the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 5, “Variable Interest Entities,” to our accompanying unaudited consolidated financial statements for additional information regarding the impact of consolidation of securitization trusts.

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

On January 1, 2020, we adopted FASB Accounting Standards Update, or ASU, 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (CECL). Please see the section in Note 1 under “Recently Adopted Accounting Pronouncements” for the effect of this adoption on our retained earnings as of January 1, 2020. All prior periods are shown under the previously-existing GAAP. The cumulative effect on any change to accumulated deficit at January 1, 2020 is shown in the consolidated statements of stockholders’ equity.

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

We classify our Agency MBS as either trading investments or available-for sale, or AFS, investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify our Agency MBS as available-

for-sale. We had previously designated a portion of our Agency MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Accumulated other comprehensive income (loss),” or AOCI, as a component of stockholders’ equity. For AFS Agency MBS that are in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized basis. If we do not intend to sell or expect recovery of the amortized cost basis, we evaluate if the decline in fair value resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, and other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected for the security are compared to its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As the payments of principal and interest on the AFS Agency MBS are guaranteed by Fannie Mae or Freddie Mac, which are under the conservatorship of the U.S. government, there is currently zero loss expectation and no allowance for credit losses is currently recorded for these securities. Agency MBS classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations.

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

The vast majority of our Non-Agency MBS had previously been accounted for under “Loans and Debt Securities Acquired with Credit Deterioration” (ASC 310-30). Under the Current Expected Loss Methodology, or CECL, debt securities previously accounted for as assets acquired with credit impairment (PCI) are treated as assets acquired with credit deterioration (PCD). Under ASC 326, PCD assets that are also available-for-sale debt securities follow the available-for-sale debt security impairment model. This compares the fair value of a security with its amortized cost. If the fair value of a security exceeds its amortized cost, there is no credit loss. If the fair value of a security is less than its amortized cost, then the security is impaired and further assessment needs to be done to determine if the decline in fair value is due to a credit loss or to other factors. The first step in this assessment process is for an entity to determine whether it had the intent to sell the security, or the ability to hold the security until the expected recovery of its amortized cost basis, or until maturity. If an entity did not have either the intent or the ability to hold the security until the expected recovery of the amortized cost basis, then the amortized cost basis is written down to the debt security’s fair value through earnings.

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

At March 31, 2020, we changed the designation of our Non-Agency MBS from available-for-sale securities to trading securities. The reason for this change in designation was due to the negative effects on the economy resulting from the COVID-19 coronavirus pandemic and the high volatility in the market for Non-Agency MBS. Starting in the third week in March 2020, we began receiving requests from our repurchase agreement counterparties for margin calls, increases in the haircuts (the amount of coverage on the collateral securing the repurchase agreement financing), and higher interest rates. This all resulted from the perceived damage to the economy from the COVID-19 coronavirus pandemic. After the Federal Reserve stepped in and supported the Agency MBS market, the prices for Agency MBS stabilized. The Non-Agency MBS market was still volatile (with non-agency prices continuing to decline). We sold a substantial portion of our Non-Agency MBS in order to reduce leverage, maintain adequate liquidity, pay-down the balances on our repurchase agreement borrowings, and preserve over-collateralization for our repurchase agreement lenders. Due to the high volatility in the market for Non-Agency MBS, and the more restrictive terms by our repurchase agreement counterparties on these securities, we felt that we could no longer state that we had the intent and the ability to hold these securities until recovery of their amortized cost basis, or until maturity. Therefore, we changed the designation of these securities to trading securities as of March 31, 2020. Once an entity elects to classify a security as a trading security, it should be prepared to maintain that classification until the security is sold or matures.

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value, and were rated below AA at the time of purchase, was previously recognized based on the security’s effective interest rate. The effective interest rate on these securities was based on the projected cash flows from each security, which was estimated based on our observation of current information and events, and included assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, we reviewed and, if appropriate, made adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, resulted in a prospective change in the yield/interest income recognized on such securities. Actual maturities of these Non-Agency MBS was affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of these securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. At March 31, 2020, we designated our Non-Agency MBS as trading securities. On a prospective basis, interest income is recognized based on the actual coupon rate and the outstanding principal amount.

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

We establish an allowance for residential loan losses based on our estimate of credit losses. These estimates for the allowance for loan losses require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by our management. Many of these factors are subjective and cannot be reduced to a mathematical formula. In addition, we review national historical credit performance information from external sources to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. The allowance reflects management’s best estimate of the credit losses inherent in the loan portfolio at the balance sheet date. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates. We have elected not to measure an allowance for credit losses on accrued interest receivables.

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

Credit Risk

As of June 30, 2020, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on MBS issued by Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy their guarantees of Agency

MBS. There have also been concerns as to what the U.S. government will do regarding winding-down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae, and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

Credit Risk Related to Residential Mortgage Loans Held-for-Securitization

Our strategy of acquiring, accumulating, and securitizing residential mortgage loans involves credit risk. We bear the risk of loss on these loans while they are being financed through warehouse lines of credit. These loans are secured by real property. Credit losses on real estate loans can occur for many reasons, including poor origination practices; fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by the borrowers; declines in the value of real estate; natural disasters (such as fires or earthquake), severe weather (such as flooding, hurricanes, drought, and tornadoes) and other acts of God, including global pandemics, such as the COVID-19 coronavirus pandemic; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation (including lending disclosures and privacy); and personal events affecting borrowers, such as reduction in income, changes in employment status (such as job loss), divorce, or health problems. Additionally, actions or orders from federal and state governments and their agencies could require lenders to offer forbearance agreements, or prevent or delay foreclosures, which could eventually lead to credit losses. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated. In the event of a default on any of our loans, we would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income, and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2020 relative to any tax positions taken prior to January 1, 2020. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; however, no such accruals existed at June 30, 2020. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2015 and 2014, respectively.

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

Accumulated Other Comprehensive Income

In accordance with ASC 220-10-55-2, total comprehensive income is comprised of net income or net loss and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments. In accordance with ASU 2013-02, we have identified, in our consolidated statements of comprehensive income, items that are reclassified and included in our consolidated statements of operations.

Reclassifications and Presentation

In order to conform to current financial statement presentation, we have reclassified certain balances, but there has been no effect on net income and stockholders’ equity.

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

For our AFS Agency MBS, we adopted this ASU using the prospective transition approach. The amortized cost basis of these assets was not adjusted. We believe that there is currently zero loss expectation on these assets, as the principal and interest on these securities are guaranteed by Fannie Mae and Freddie Mac, and these agencies are still under the conservatorship of the U.S. government.

Our Non-Agency MBS were formally treated as assets purchased with credit impairment (PCI) and accounted for under ASC 310-30. We elected to treat these assets upon adoption of this ASC as financial assets purchased with credit deterioration (PCD) and adopted this ASC using the prospective transition approach. These assets were reviewed at January 1, 2020 and we concluded that there was no credit loss at that time.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB recently issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting. The ASU applies to all entities that have contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued. The ASU was effective upon its issuance on March 12, 2020. However, it cannot be applied to contract modifications that occur after December 31, 2022. With certain exceptions, the ASU also cannot be applied to hedging relationships entered into or evaluated after that date. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance. For example, if a debt instrument that references LIBOR is modified to refer to a different reference rate, an entity could elect to account for that modification prospectively by adjusting the effective interest rate. In the United States, the Alternative Refinance Rates Committee has already selected the Secured Overnight Financing Rate, or SOFR, an overnight secured U.S. Treasury repurchase agreement rate, as the new rate. There have been indications that many lenders will making spread adjustments to minimize the difference between the SOFR rate and the LIBOR rate. We do not believe that, at the present time, this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged or held as collateral for interest rate swaps and TBA Agency MBS margin calls. The following table represents the Company’s restricted cash balances at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(in thousands)
Restricted cash - interest rate swaps and TBA Agency MBS margin calls	$137,088	$104,699

NOTE 3. MORTGAGE-BACKED SECURITIES

On March 31, 2020, we designated our Non-Agency MBS as trading securities and they are carried at fair value. See the section about Non-Agency MBS under the caption of MBS in the Significant Accounting Policies section in Note 1.

The following tables summarize our Agency MBS and Non-Agency MBS at June 30, 2020 and December 31, 2019, which are carried at their fair value:

June 30, 2020

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS	MBS	MBS

	(in thousands)
Amortized cost/carrying value	$763,496	$993,360	$1,756,856	$192,032	$1,948,888
Paydowns receivable(1)	7,417	—	7,417	—	7,417
Unrealized gains	29,592	34,126	63,718	—	63,718
Unrealized losses	(96)	(118)	(214)	—	(214)
Fair value	$800,409	$1,027,368	$1,827,777	$192,032	$2,019,809

			15-Year	20-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate	Fixed-Rate	Fixed-Rate	Agency MBS	MBS	MBS

	(in thousands)
Amortized cost/carrying value	$403,543	$229,753	$40,631	$173,654	$909,275	$1,756,856	$192,032	$1,948,888
Paydowns receivable(1)	5,463	1,954	—	—	—	7,417	—	7,417
Unrealized gains	7,111	4,711	1,443	6,189	44,264	63,718	—	63,718
Unrealized losses	(214)	—	—	—	—	(214)	—	(214)
Fair value	$415,903	$236,418	$42,074	$179,843	$953,539	$1,827,777	$192,032	$2,019,809

(1)	Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended June 30, 2020, we sold approximately $0.4 billion of Agency MBS and realized gross and net gains of approximately $10.1 million. During the six months ended June 30, 2020, we sold approximately $1.4 billion of Agency MBS, including Agency MBS trading securities, and realized gross and net gains of approximately $19.8 million During the three months ended June 30, 2019, we sold approximately $1.34 billion of AFS Agency MBS and realized gross gains of approximately $5.0 million and gross losses of approximately $4.3 million. During the six months ended June 30, 2019, we sold approximately $2.24 billion of AFS Agency MBS and realized gross losses of approximately $20.5 million and gross gains of approximately $7.7 million.

During the three months ended June 30, 2020, we did not have any Agency MBS trading investments. During the six months ended June 30, 2020, we had unrealized losses on Agency MBS trading investments of approximately $1.1 million. During the three months ended June 30, 2019, we had unrealized gains on Agency MBS trading investments of approximately $1.0 million. During the six months ended June 30, 2019, we had unrealized gains on Agency MBS trading investments of approximately $15.9 million. During the three months ended June 30, 2020, we had net gains on Non-Agency MBS trading securities of approximately $25.7 million. During the six months ended June 30, 2020, we had net losses on Non-Agency MBS trading securities of approximately $89.7 million. During the three and six months ended June 30, 2019, we had no Non-Agency MBS classified as trading securities. During the three months ended June 30, 2019, no Non-Agency MBS were sold. During the six months ended June 30, 2019, Non-Agency MBS of approximately $20 million were called and we realized a gross gain of approximately $22 thousand. At March 31, 2020, we changed the designation of our Non-Agency MBS from available-for-sale to trading securities. Unrealized changes in the fair value of these securities are recorded in earnings. At December 31, 2019, we had an unrealized gain in other comprehensive income of approximately $30 million. This was reclassified out of other comprehensive income at March 31, 2020.

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

The following tables show the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time:

June 30, 2020

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

		(in thousands)			(in thousands)			(in thousands)
Agency MBS	28	$24,427	$(118)	16	$8,387	$(96)	44	$32,814	$(214)

December 31, 2019

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

		(in thousands)			(in thousands)			(in thousands)
Agency MBS	10	$270,737	$(419)	38	$168,095	$(1,227)	48	$438,832	$(1,646)
Non-Agency MBS	18	$49,281	$(1,507)	12	$75,926	$(2,647)	30	$125,207	$(4,154)

We do not consider those available-for-sale Agency MBS, or AFS MBS, that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in AFS MBS were caused by fluctuations in interest rates. We purchased the AFS MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the GSEs. Since September 2008, the GSEs have been in the conservatorship of the U.S. government. At June 30, 2020, we did not expect to sell the AFS MBS at a price less than the amortized cost basis of our investments. The decline in market value of the AFS MBS was attributable to changes in interest rates and not the credit quality of the AFS MBS in our portfolio. We did not have the intent to sell these investments, nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The payments of principal and interest on these securities are guaranteed by Fannie Mae and Freddie Mac, which are under the conservatorship of the U.S. government. Accordingly, there is currently zero loss expectation on these securities, and no allowance for credit loss has been recorded.

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

NOTE 4. RESIDENTIAL MORTGAGE LOANS HELD-FOR-SECURITIZATION

At June 30, 2020, we owned approximately $131.1 million of residential mortgage loans. To date, all of the loans were acquired during 2019. At December 31, 2019, we owned approximately $152.9 million of residential mortgage loans.

The following table details the carrying value for residential mortgage loans held-for-securitization at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(in thousands)
Principal balance	$127,782	$148,908
Unamortized premium and deferred transaction costs	3,384	4,014
Allowance for credit losses	(56)	—
Carrying value	$131,110	$152,922

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-securitization for the three and six months ended June 30, 2020 and for the year ended December 31, 2019:

	Three Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2020	2020	2019

	(in thousands)
Balance at beginning of period	$141,645	$152,922	$11,660
Loan acquisitions	—	—	168,850
Premium and deferred transaction costs on new loans	—	—	3,702
Deductions during period:
Collections of principal	(10,129)	(20,178)	(30,992)
Amortization of premium and costs	(406)	(823)	(298)
Allowance for credit losses	—	(56)	—
Other	—	(755)	—
Balance at end of period	$131,110	$131,110	$152,922

The following table details various portfolio characteristics of residential mortgage loans held-for-securitization at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(dollar amounts in thousands)
Portfolio Characteristics:
12-months bank statements	12	17
24-months bank statements	49	56
Alt documentation	79	97
Full documentation	12	15
Written Verification of Employment	109	115
Number of loans outstanding	261	300
Current principal balance	$127,782	$148,908
Simple Average loan balance	$490	$496
Net weighted average coupon rate	5.39%	5.40%
Weighted average FICO score	742	744
Weighted average LTV (loan-to-value)	70	70
Weighted average DTI (debt-to-income)	38	38
Performance:
Current	$99,974	$146,999
30-days delinquent(1)	1,547	1,909
60-days delinquent(1)	13,252	—
90-days+ delinquent(1)	13,009	—
Bankruptcy/foreclosure	—	—
Total	$127,782	$148,908
(1)	Of the delinquent amounts presented, the percentages that are COVID-19 related are as follows: 30-days delinquent: 65%; 60-days delinquent: 96%; 90-days+ delinquent: 96%.

The following table summarizes the geographic concentrations of residential mortgage loans held-for-securitization at June 30, 2020 and December 31, 2019, based on principal balance outstanding:

	June 30,	December 31,
State	2020	2019
California	72%	74%
Florida	8	7
New York	6	6
Other states (none greater than 5%)	14	13
Total	100%	100%

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2020:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30
	2020	2020

	(in thousands)
Balance at beginning of period	$56	$—
Impact of adopting ASC-326	—	30
Provision for loan losses	—	26
Charge-offs, net	—	—
Balance at end of period	$56	$56

NOTE 5. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(in thousands)
Residential mortgage loans held-for-investment through consolidated securitization trusts	$367,539	$458,348
Accrued interest receivable	1,259	1,495
Total assets	$368,798	$459,843
Accrued interest payable	$1,214	$1,448
Asset-backed securities issued by securitization trusts	358,854	448,987
Total liabilities	$360,068	$450,435

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule, but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended June 30, 2020.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. All of the loans in these trusts were originated during 2015. During the three and six months ended June 30, 2020, we did not sell any of our investment in these trusts. During the year ended December 31, 2019, we did not sell any of our investment in these trusts.

The following table details the carrying value for residential mortgage loans held-for-investment through consolidated securitization trusts at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(in thousands)
Principal balance	$366,584	$456,768
Unamortized premium and costs	1,102	1,755
Allowance for loan losses	(147)	(175)
Carrying value	$367,539	$458,348

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment through consolidated securitization trusts for the three and six months ended June 30, 2020 and June 30, 2019 and for the year ended December 31, 2019:

	Three Months	Six Months	Three Months	Six Months	For the Year
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	December 31,
	2020	2020	2019	2019	2019

	(in thousands)
Balance at beginning of period	$416,571	$458,348	$535,077	$549,016	$549,016
Deductions during period:
Collections of principal	(48,736)	(90,184)	(19,925)	(33,445)	(89,113)
Principal paydowns and other deductions	(316)	(653)	(403)	(833)	(1,566)
Provision for credit losses	(564)	(594)	—	—	—
Charge-offs, net	584	622	—	11	11
Balance at end of period	$367,539	$367,539	$514,749	$514,749	$458,348

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment through consolidated securitization trusts at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	580	704
Current principal balance	$366,584	$456,768
Average loan balance	$632	$649
Net weighted average coupon rate	3.86%	3.87%
Weighted average maturity (years)	23.8	24.3
Weighted average FICO score	761	762
Current Performance:
Current	$361,114	$452,875
30 days delinquent	3,494	2,122
60 days delinquent	1,250	726
90+ days delinquent	726	1,045
Bankruptcy/foreclosure	—	—
Total	$366,584	$456,768

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment through consolidated securitization trusts at June 30, 2020 and December 31, 2019, based on principal balance outstanding:

	June 30,	December 31,
State	2020	2019
California	43%	43%
Florida	7	7
Texas	6	—
Other states (none greater than 5%)	44	50
Total	100%	100%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and June 30, 2019 and for the year ended December 31, 2019:

	Three Months	Six Months	Three Months	Six Months	Year
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30	June 30,	December 31,
	2020	2020	2019	2019	2019

	(in thousands)
Balance at beginning of period	$167	$175	$175	$186	$186
Impact of adopting ASC 326	—	—	—	—	—
Provision for credit losses	564	594	—	—	—
Charge-offs, net	(584)	(622)	—	(11)	(11)
Balance at end of period	$147	$147	$175	$175	$175

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and had a principal balance of $352.8 million at June 30, 2020 and $449.0 million at December 31, 2019. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 6. RESIDENTIAL PROPERTIES

At June 30, 2020, we owned 83 single-family residential properties, which are all located in Southeastern Florida, and are carried at a total cost, net of accumulated depreciation, of approximately $13.1 million. At December 31, 2019, we owned 85 properties at a net cost of approximately $13.5 million. The income from these properties is included in our consolidated statements of operations as “Income-rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Rental properties depreciation and expenses.” During the three months ended June 30, 2020, we sold one property and realized a gain of approximately $45 thousand. During the six months ended June 30, 2020, we sold two properties and realized a gain of approximately $123 thousand.

NOTE 7. SHORT-TERM DEBT

We have entered into repurchase agreements and a warehouse line of credit with a large financial institution. The repurchase agreements that we use to finance most of our MBS are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR. Warehouse lines of credit are short-term borrowings (generally less than 1 year) that are used to finance the residential mortgage loans that are held-for-securitization. At June 30, 2020 and December 31, 2019, we had borrowed $104.8 million and $133.8 million, respectively, against the warehouse line of credit. The residential mortgage loans held-for-securitization are held as collateral for the warehouse line of credit. Due to the negative impact on our financial condition from the COVID-19 coronavirus pandemic and, in particular, our reduced Stockholders’ Equity value, at March 31, 2020, we were not in compliance with the financial covenants on the loan warehouse line of credit agreement. In June 2020, we received a waiver of the non-compliance at March 31, 2020 by the lender. As of June 30, 2020, we were not in compliance with one of the covenants on this warehouse line of credit due to the negative impact of the COVID-19 coronavirus pandemic on our stockholders’ equity. In July 2020, we received a waiver of the non-compliance at June 30, 2020 by the lender. Based on the revised covenants from the lender, we currently expect to maintain compliance on this agreement.

Repurchase Agreements

At June 30, 2020 and December 31, 2019, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

June 30, 2020

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,215,000	0.24	81,344	2.66	1,296,344	0.39
30 days to 90 days	380,000	0.24	20,837	3.24	400,837	0.39
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$1,595,000	0.24%	$102,181	2.78%	$1,697,181	0.39%
Weighted average maturity	23 days		26 days		23 days
Weighted average interest rate after adjusting for interest rate swaps					1.24%
Weighted average maturity after adjusting for interest rate swaps					983 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$1,679,841		$164,741		$1,844,582

December 31, 2019

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,680,000	2.04	427,873	2.80	2,107,873	2.20
30 days to 90 days	1,550,000	1.89	—	—	1,550,000	1.89
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,230,000	1.97%	$427,873	2.80%	$3,657,873	2.07%

Weighted average maturity	30 days		11 days		28 days
Weighted average interest rate after adjusting for interest rate swaps					2.13%
Weighted average maturity after adjusting for interest rate swaps					978 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,419,375		$535,315		$3,954,690

For additional information on repurchase agreements, see the section in Note 1 entitled “Repurchase Agreements.”

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract at June 30, 2020 and December 31, 2019 (see Notes 1, 9, and 15 to our accompanying unaudited consolidated financial statements for more information on the Company’s interest rate swaps and other derivative instruments):

June 30, 2020

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

	(in thousands)
Derivative assets at fair value(2)	$2,205	$—	$2,205	$(2,205)	$2,056	$(149)
Total	$2,205	$—	$2,205	$(2,205)	$2,056	$(149)
Repurchase agreements(3)	$1,697,181	$—	$1,697,181	$(1,697,181)	$—	$—
Warehouse line of credit	104,620	—	104,620	(104,620)	—	—
Derivative liabilities at fair value(2)	93,317	—	93,317	(93,317)	—	—
Total	$1,895,118	$—	$1,895,118	$(1,895,118)	$—	$—

December 31, 2019

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

	(in thousands)
Derivative assets at fair value(2)	$5,833	$—	$5,833	$(5,833)	$367	$(5,466)
Total	$5,833	$—	$5,833	$(5,833)	$367	$(5,466)
Repurchase agreements(3)	$3,657,873	$—	$3,657,873	$(3,657,873)	$—	$—
Warehouse line of credit	133,811	—	133,811	(133,811)	—	—
Derivative liabilities at fair value(2)	52,197	—	52,197	(52,197)	—	—
Total	$3,843,881	$—	$3,843,881	$(3,843,881)	$—	$—
(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)	At June 30, 2020, we had paid approximately $137.1 million on swap and TBA Agency MBS margin calls (included in “Restricted cash”) and we had received cash from counterparties of approximately $2.1 million, which is shown in “Derivative counterparty margin” on our consolidated balance sheets. Our TBA Agency MBS derivatives were approximately $2.2 million in derivative assets at June 30, 2020. Our swap derivatives were approximately $93.3 million in derivative liabilities at June 30, 2020. At December 31, 2019, we had paid approximately $104.7 million on swap and TBA Agency MBS margin calls (included in “Restricted cash”) and we had received cash from counterparties of approximately $367 thousand, which is shown as “Derivative counterparty margin” on our consolidated balance sheets. Our swap derivatives were approximately $5.3 million in derivative assets and approximately $52.2 million in derivative liabilities at December 31, 2019.
(3)	At June 30, 2020, we had pledged approximately $1.68 billion in Agency MBS and approximately $165 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2019, we had pledged approximately $3.42 billion in Agency MBS and approximately $535 million in Non-Agency MBS as collateral on our repurchase agreements.

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

NOTE 9. FAIR VALUES OF FINANCIAL INSTRUMENTS

As defined in ASC 820-10, fair value is the price that would be received from the sale of an asset or paid to transfer or settle a liability in an orderly transaction between market participants in the principal (or most advantageous) market for the asset or liability. ASC 820-10 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. The outbreak of the COVID-19 coronavirus pandemic has caused much volatility in the prices for financial instruments. The concept of fair value measurement assumes an orderly transaction between market participants, which is where both participants are willing to transact and allow for adequate exposure to the market. The determination of fair value requires significant judgment. The information provided below as to how we obtained our fair values and the procedures we used should be read in this context.

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

The fair values for Non-Agency MBS are based primarily on prices from independent pricing services and from independent well-known major financial brokers that make markets in these instruments. We understand that these market participants use pricing models that not only consider the characteristics of the type of security and its underlying collateral from observable market data but also consider the historical performance data of the underlying collateral of the security, including loan delinquency, loan losses, and credit enhancement. To validate the prices the Company obtains, we consider and review a number of observable market data points including trading activity in the marketplace, and current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. We compare the prices received from brokers against the prices received from pricing services and vice-

versa and also against our own internal models for reasonableness and make inquiries to the brokers and pricing services about the prices received from these parties and their methods.

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

At June 30, 2020, fair value measurements on a recurring basis were as follows:

June 30, 2020

	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Agency MBS(1)	$—	$1,827,777	$—	$1,827,777
Non-Agency MBS(1)	$—	$192,032	$—	$192,032
Derivative instruments(2)	$—	$2,205	$—	$2,205
Liabilities:
Derivative instruments(2)	$—	$93,317	$—	$93,317

At December 31, 2019, fair value measurements on a recurring basis were as follows:

December 31, 2019

	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Agency MBS(1)	$—	$3,510,051	$—	$3,510,051
Non-Agency MBS(1)	$—	$643,610	$—	$643,610
Derivative instruments(2)	$—	$5,833	$—	$5,833
Liabilities:
Derivative instruments(2)	$—	$52,197	$—	$52,197
(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3, “Mortgage-Backed Securities,” to our accompanying unaudited consolidated financial statements.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1, “Organization and Significant Accounting Policies,” and Note 15, “Derivative Instruments,” to our accompanying unaudited consolidated financial statements.

At June 30, 2020 and December 31, 2019, cash and cash equivalents, investments in U.S. Treasury bills, restricted cash, interest receivable, repurchase agreements, reverse repurchase agreements, warehouse line of credit, and interest payable, are reflected in our consolidated financial statements at cost, which approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on our consolidated balance sheets at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment through consolidated securitization trusts	$367,539	$371,022	$458,348	$461,606
Residential mortgage loans held-for-securitization	$131,110	$122,364	$152,922	$154,442
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$358,854	$361,652	$448,987	$450,501

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

NOTE 11. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock must receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, and our 7.625% Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution, or winding-up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended June 30, 2020, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through June 30, 2020, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended June 30, 2020, there were no transactions to convert shares of our Series B Preferred Stock into shares of our common stock.

NOTE 12. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2020, our authorized capital included 200,000,000 shares of common stock, of which 99,047,380 shares were issued and outstanding.

At June 30, 2020, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At June 30, 2020, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding, and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended June 30, 2020, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or common stock under the FBR Sales Agreement. At June 30, 2020, there was approximately $152.1 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the SEC. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. In December 2019, our Board decided to no longer include the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan as stock available for repurchase. During the three months ended June 30, 2020, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 15, 2018, we filed a shelf registration statement on Form S-3 with the SEC registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan. During the three months ended June 30, 2020, we issued an aggregate of 111,223 shares of our common stock at a weighted average price of $1.47 per share under the 2018 DRP Plan, resulting in proceeds to us of approximately $163 thousand.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

On April 4, 2019, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may offer up to $490,236,182 maximum aggregate offering price of our capital stock. This registration statement was declared effective by the SEC on April 19, 2019. At June 30, 2020, approximately $490.2 million of our capital stock was available for future issuance under this registration statement.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $71.50 per square foot. The base monthly rental for us is $43,497.47, which will be increased by 3% per annum on July 1, 2020. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2020, we expensed $143 thousand and $287 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “General and administrative expenses” on our consolidated statements of operations. During the three and six months ended June 30, 2019, we expensed $140 thousand and $280 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At June 30, 2020, the future minimum lease commitment was as follows:

				Total
	2020	2021	2022	Commitment

	(in thousands)
Commitment (undiscounted cash flows)	$269	$545	$277	$1,091
Discounted cash flows on the lease commitment(1)	$258	$516	$257	$1,031
(1)	The difference between the total commitment amount and the amount on our consolidated balance sheets is due to the amortization of the lease asset and lease liability being done on a straight-line basis rather than by the discounted cash flows.

Under our administrative services agreement with PIA, it provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 2.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter, unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason, and immediately if there is a material breach by PIA. During the three and six months ended June 30, 2020, we paid fees of $32 thousand and $75 thousand, respectively, to PIA in connection with the administrative services agreement. During the three and six months ended June 30, 2019, we paid fees of $47 thousand and $96 thousand, respectively, to PIA in connection with the administrative services agreement.

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

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the Grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. These grants were fully expensed as of December 31, 2019. During the three and six months ended June 30, 2019, the amount expensed on these grants was approximately $21 thousand.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the three and six months ended June 30, 2020, the amount expensed on these grants was approximately $4 thousand and $8 thousand, respectively. The unrecognized stock expense on these grants at June 30, 2020 was approximately $128 thousand. During the three and six months ended June 30, 2019, the amount expensed on these grants was approximately $4 thousand and $8 thousand, respectively.

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

Under the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six months ended June 30, 2020, we paid or accrued $68 thousand and $68 thousand, respectively, related to DERs granted. At June 30, 2020, there were 746,611 DERs issued and outstanding to directors and officers of our Company and employees of our Manager. During the three and six months ended June 30, 2019, we paid or accrued $77 thousand and $168 thousand, respectively, related to DERs granted.

NOTE 15. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of June 30, 2020 and December 31, 2019:

		June 30,	December 31,
Derivative Instruments	Balance Sheet Location	2020	2019

		(in thousands)
Interest rate swaps	Derivative Assets	$—	$5,302
TBA Agency MBS	Derivative Assets	2,205	531
		$2,205	$5,833
Interest rate swaps	Derivative Liabilities	93,317	52,197
		$93,317	$52,197

Interest Rate Swap Agreements

At June 30, 2020, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $915 million and a weighted average maturity of approximately 61 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the interest rate swaps, we pay a fixed-rate of interest during the term of the interest rate swaps (ranging from 1.5455% to 3.2205%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended June 30, 2020, we did not enter into any new interest rate swaps. During the three months ended June 30, 2020, 10 interest rate swaps with an aggregate notional amount of $361 million matured or were terminated.

At June 30, 2020, the amount in AOCI relating to interest rate swaps was approximately $5.8 million. The estimated net amount of the existing losses that were reported in AOCI at June 30, 2020 that is expected to be reclassified into earnings within the next twelve months is approximately $2.7 million.

For the three months ended June 30, 2020 and June 30, 2019, we had a loss of approximately $8.7 million and a loss of approximately $57.7 million, respectively, on interest rate swaps. For the six months ended June 30, 2020 and June 30, 2019, we had a loss of approximately $110.0 million and a loss of approximately $91.4 million, respectively, on interest rate swaps.

At June 30, 2020 and December 31, 2019, our interest rate swaps (which were all done through the central clearing houses) had the following notional amounts, weighted average fixed rates, and remaining terms:

	June 30, 2020			December 31, 2019
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$200,000	1.72%	2	$541,000	1.70%	7
1 year to 2 years	—	—	—	190,000	1.63	21
2 years to 3 years	—	—	—	335,000	1.65	34
3 years to 4 years	50,000	1.55	40	295,000	1.71	45
4 years to 5 years	175,000	1.73	58	550,000	2.18	61
5 years to 7 years	440,000	2.63	87	390,000	2.51	85
7 years to 10 years	50,000	3.22	102	200,000	2.94	103
	$915,000	2.23%	61	$2,501,000	2.02%	48

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1, “Organization and Significant Accounting Policies – Derivative Financial Instruments – Risk Management,” for more information on TBA Agency MBS. During the three and six months ended June 30, 2020, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $2.5 million and $15.0 million, respectively. During the three and six months ended June 30, 2019, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $4.2 million and $10.6 million, respectively. The types of securities involved in these TBA contracts are Fannie Mae 30-year fixed-rate securities with coupons generally ranging from 2% to 3%. At June 30, 2020, the net notional amount of the TBA Agency MBS was $250 million.

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

NOTE 17. EARNINGS PER SHARE

The computation of earnings per share, or EPS, for the three and six months ended June 30, 2020 and June 30, 2019 was as follows:

	Net Income (Loss)
	to Common	Average	Income (Loss)
	Stockholders	Shares	per Share

	(in thousands)
For the three months ended June 30, 2020
Basic EPS	$34,542	98,977	$0.35
Effect of dilutive securities	305	4,548	(0.01)
Diluted EPS	$34,847	103,525	$0.34
For the three months ended June 30, 2019
Basic EPS	$(49,997)	98,635	$(0.51)
Effect of dilutive securities	—	—	—
Diluted EPS	$(49,997)	98,635	$(0.51)

	Net (Loss)
	to Common	Average	(Loss)
	Stockholders	Shares	per Share

	(in thousands)
For the six months ended June 30, 2020
Basic EPS	$(153,576)	98,769	$(1.55)
Effect of dilutive securities	—	—	—
Diluted EPS	$(153,576)	98,769	$(1.55)
For the six months ended June 30, 2019
Basic EPS	$(72,265)	98,586	$(0.73)
Effect of dilutive securities	—	—	—
Diluted EPS	$(72,265)	98,586	$(0.73)

NOTE 18. SUBSEQUENT EVENTS

On July 23, 2020, we renewed our warehouse line of credit relating to the residential mortgage loans held-for-securitization for an amount of $300 million and a term of one year.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Statements regarding the following subjects, among others, that may affect our actual results may be forward-looking: risks associated with investing in mortgage-backed securities, or MBS, and related assets; changes in interest rates and the market value of our target investments; changes in prepayment rates of the mortgage loans securing our mortgage-related investments; changes in the yield curve; the credit performance of our Non-Agency MBS and residential mortgage loans; the concentration of the credit risks we are exposed to; the state of the credit markets and other general economic conditions, particularly as they affect the price of earnings assets and the credit status of borrowers; the availability of our target investments for purchase at attractive prices; the availability of financing for our target investments, including the availability of repurchase agreement financing; declines in home prices; increases in payment delinquencies and defaults on the mortgages comprising and underlying our target investments; changes in liquidity in the market for mortgage-related assets, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and changes in the supply of MBS available-for-sale; changes in the values of the MBS and other mortgage-related investments in our portfolio and the impact of adjustments reflecting those changes on our consolidated financial statements; our ability to generate the amount of cash flow we expect from our target investments; changes in our investment and financial strategies and the new risks that those changes may expose us to; changes in the competitive environment within our industry; changes that may affect our Manager’s ability to attract and retain personnel; our ability to successfully diversify our business into new investments and manage the new risks they may expose us to; our ability to manage various operational and regulatory risks associated with our business; our ability to establish, adjust and maintain appropriate hedges for the risks to our portfolio; risks associated with investing in mortgage-related assets; the scope and duration of the COVID-19 coronavirus pandemic, including actions taken by governmental authorities to contain the spread of the virus, and the impact on our business and the general economy; legislative and regulatory actions affecting the mortgage and derivatives industries or our business; implementation of or changes in government regulations or programs affecting our business; changes due to the consequences of actions by the U.S. government and other foreign governments to address various financial and economic issues and our ability to respond to and comply with such actions and changes; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; limitations imposed on our business due to our REIT status as exempt from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. Our principal business is to invest in, finance, and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments:

◾	Agency mortgage-backed securities, or Agency MBS, which include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac;

◾	Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and
◾	Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 52) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by a warehouse line of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

The COVID-19 coronavirus pandemic has generally not affected our Manager’s ability to manage our day-to-day operations and provide other services to us under the Management Agreement[, as the Manager’s key employees and personnel who manage our operations are able to effectively work from home and provide such services to us under applicable local and state shelter-in-place orders.

Our Investment Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans at June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$1,827,777	72.58%	$3,510,051	73.66%
Non-Agency MBS	192,032	7.62	643,610	13.51
Total MBS	$2,019,809	80.20%	$4,153,661	87.17%
Residential mortgage loans held-for-securitization	131,110	5.21	152,922	3.21
Residential mortgage loans held-for-investment through consolidated securitization trusts	367,539	14.59	458,348	9.62
Total mortgage-related assets	$2,518,458	100.00%	$4,764,931	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk, and credit-related events.

At June 30, 2020 and December 31, 2019, the fair value of our MBS portfolio and its allocation were approximately as follows:

	June 30,	December 31,
	2020	2019

	(dollar amounts in thousands)
Fair value of MBS	$2,019,809	$4,153,661
Adjustable-rate Agency MBS less than 1-year reset	21%	12%
Adjustable-rate Agency MBS 1-3 year reset	6	2
Adjustable-rate Agency MBS 3-5 year reset	1	3
Adjustable-rate Agency MBS greater than 5-year reset	4	2
Total Adjustable-Rate Agency MBS	32%	19%
15-year fixed-rate Agency MBS	2	1
20-year fixed-rate Agency MBS	9	5
30-year fixed-rate Agency MBS	47	60
Non-Agency MBS	10	15
Total MBS	100%	100%

Results of Operations

Three Months Ended June 30, 2020 as Compared to June 30, 2019

For the three months ended June 30, 2020, our net income to common stockholders was $34.5 million, or $0.35 per basic share and $0.34 per diluted share, based on a weighted average of 99.0 million basic and 103.5 million diluted shares outstanding, respectively. This included net income of $36.8 million and the payment of preferred dividends of $2.3 million. For the three months ended June 30, 2019, our net loss to common stockholders was $(50.0) million, or $(0.51) per basic and diluted share, based on a weighted average of 98.6 million basic and diluted shares outstanding. This included a net loss of $(47.7) million and the payment of preferred dividends of $2.3 million.

Net interest income, after provision for credit losses of approximately $564 thousand, for the three months ended June 30, 2020 totaled $9.8 million, or 39.5% of gross income, as compared to $7.4 million, or 15.6% of gross income, for the three months ended June 30, 2019. Net interest income, after provision for credit losses, is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income, less interest expense from borrowings and less provision for credit losses. Interest and other income (net of premium amortization expense) for the three months ended June 30, 2020 was $20.4 million, as compared to $40.1 million for the three months ended June 30, 2019, a decrease of 49.1%, due primarily to a decrease in income on securitized residential mortgage loans of approximately $1.3 million (due primarily to paydowns on this portfolio), a decrease in the weighted average portfolio outstanding, from $4.14 billion during the three months ended June 30, 2019 to approximately $2.07 billion during the three months ended June 30, 2020, and a decrease in the weighted average coupons on MBS, from 3.99% during the three months ended June 30, 2019 to 3.77% during the three months ended June 30, 2020, an increase in interest income on loans held-for-securitization of approximately $367 thousand, and a decrease in other interest income of approximately $20 thousand, and a decrease in premium amortization expense of $3.2 million.

Interest expense for the three months ended June 30, 2020 was approximately $10.0 million, as compared to approximately $32.7 million for the three months ended June 30, 2019, a decrease of approximately 69.2%, which resulted primarily from a decrease in the average repurchase agreement borrowings outstanding, from $3.61 billion at June 30, 2019 to $1.92 billion at June 30, 2020, a decrease in the weighted average interest rates, from 2.88% at June 30, 2019 to 1.02% at June 30, 2020, and a decrease in interest expense on ABS of approximately $1.3 million (due primarily to paydowns), a decrease in interest expense on the warehouse line of credit of approximately $78 thousand, and a decrease in interest expense on junior subordinated notes of approximately $132 thousand.

The results of our operations are affected by a number of factors, many of which are beyond our control, including the negative effects on the economy and on our business resulting from the COVID-19 coronavirus pandemic, and primarily depend on, among other things, the level of our net interest income, the market value of our MBS, the supply of, and demand for, mortgage-related assets in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense), and prepayment speeds on our MBS and loan portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, vary according to the type of investment, conditions in the financial markets, competition, and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS and loans to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS and loan portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swaps and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (a) prepayments on our MBS and loan portfolios to increase, thereby accelerating the amortization of our MBS and loan purchase premiums; (b) the interest expense associated with our borrowings to decrease; (c) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to increase; (d) the value of our interest rate swaps and, correspondingly, our stockholders’ equity to decrease; and (e) coupons on our MBS and loans to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the three months ended June 30, 2020, premium amortization expense decreased $3.2 million, or 41.9%, to approximately $4.4 million, from approximately $7.5 million during the three months ended June 30, 2019, due primarily to less premium outstanding, resulting from a smaller portfolio balance.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the quarterly prepayment of principal of our MBS during 2020 and 2019:

	2020		2019
	Second	First	Second	First
Portfolio	Quarter	Quarter	Quarter	Quarter
MBS	33%	18%	18%	13%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of MBS, we may sell some of the securities in our portfolio based upon these factors. We had no set plans to sell any of our MBS. Asset sales during the three months ended June 30, 2020 were primarily to reduce leverage, maintain adequate liquidity, pay-down the balances with our repurchase agreement lenders, and preserve over-collateralization for our repurchase agreement lenders, all in response to the volatility in the marketplace resulting from the COVID-19 coronavirus pandemic. During the three months ended June 30, 2020, we sold approximately $0.4 billion of Agency MBS and realized a net gain of approximately $10.1 million. During the three months ended June 30, 2019, we sold approximately $1.34 billion of Agency MBS and realized a net gain of approximately $0.7 million. During the three months ended June 30, 2020, we did not have any Agency MBS trading investments, as compared to unrealized gains of $1.0 million on Agency MBS trading investments during the three months ended June 30, 2019. During the three months ended June 30, 2020 and June 30, 2019, we recognized a gain (including derivative income) of approximately $2.5 million and approximately $4.2 million, respectively, on TBA Agency MBS. During the three months ended June 30, 2020 and June 30, 2019, we did not sell any of our residential mortgage loans. At March 31, 2020, we designated our Non-Agency MBS as trading securities. The unrealized loss on these securities, which had been formally recorded in AOCI, is now recorded as an unrealized loss on our statement of operations. During the three months ended June 30, 2020, we had a net gain on these securities of approximately $25.7 million. During 2019, we did not classify our Non-Agency MBS as trading securities. During the three months ended June 30, 2019, no Non-Agency MBS were called or sold.

During the three months ended June 30, 2020, we had a loss on interest rate swaps, recognized in our consolidated statements of operations, of approximately $8.7 million, consisting primarily of $2.7 million in net cash settlements paid, approximately $1.0 million in AOCI amortization, and the difference of approximately $5.0 million in the negative change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements for additional information). During the three months ended June 30, 2019, we had a loss on interest rate swaps recognized in our consolidated statements of operations of approximately $57.7 million, consisting primarily of $4.4 million in net cash settlements received, approximately $1.0 million in AOCI amortization, and the difference of approximately $61.1 million in the change in fair value. During the three months ended June 30, 2020, we earned rental income on our residential properties portfolio of approximately $384 thousand, as compared to rental income on our residential properties portfolio of approximately $453 thousand during the three months ended June 30, 2019.

Total expenses were approximately $3.0 million for the three months ended June 30, 2020, as compared to approximately $3.1 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, we incurred management fees of approximately $1.4 million, which is based on a percentage of our equity (see Note 13, “Transactions With Affiliates,” to our accompanying unaudited consolidated financial statements for more information), as compared to management fees of approximately $1.7 million for the three months ended June 30, 2019. Rental properties depreciation and expenses increased by approximately $13 thousand during the three months ended June 30, 2020. “General and administrative expenses” increased by approximately $221 thousand during the three months ended June 30, 2020.

Six Months Ended June 30, 2020 as Compared to June 30, 2019

For the six months ended June 30, 2020, our net loss to common stockholders was $(153.6) million, or $(1.55) per basic and diluted share, based on a weighted average of 98.8 million basic and diluted shares outstanding. This included a net loss of $(149.0) million and the payment of preferred dividends of $4.6 million. For the six months ended June 30, 2019, our net loss to common stockholders was $(72.3) million, or $(0.73) per basic and diluted share, based on a weighted average of 98.6 million basic and diluted shares outstanding. This included a net loss of $(67.7) million and the payment of preferred dividends of $4.6 million.

Net interest income, after provision for credit losses of approximately $620 thousand, for the six months ended June 30, 2020 totaled $22.1 million, or 33.0% of gross income, as compared to $16.0 million, or 16.8% of gross income, for the six months ended June 30, 2019. Net interest income, after provision for credit losses, is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income, less interest expense from borrowings and less provision for credit losses. Interest and other income (net of premium amortization expense) for the six months ended June 30, 2020 was $56.2 million, as compared to $81.8 million for the six months ended June 30, 2019, a decrease of 31.3%, due primarily to a decrease in income on securitized residential mortgage loans of approximately $2.3 million (due primarily to paydowns on this portfolio), a decrease in the weighted average portfolio outstanding, from $4.27 billion during the six months ended June 30, 2019 to approximately $2.95 billion during the six months ended June 30, 2020, and a decrease in the weighted average coupons on MBS, from 3.91% during the six months ended June 30, 2019 to 3.76% during the six months ended June 30, 2020, partially offset by an increase in interest income on loans held-for-securitization of approximately $2.1 million, and an increase in other interest income of approximately $135 thousand, due primarily to income earned on restricted cash balances, and a decrease in premium amortization expense of $2.6 million.

Interest expense for the six months ended June 30, 2020 was approximately $33.4 million, as compared to approximately $65.8 million for the six months ended June 30, 2019, a decrease of approximately 49.2%, which resulted primarily from a decrease in the average repurchase agreement borrowings outstanding, from $3.76 billion at June 30, 2019 to $2.51 billion at June 30, 2020, a decrease in the weighted average interest rates, from 2.83% at June 30, 2019 to 1.76% at June 30, 2020, and a decrease in interest expense on ABS of approximately $2.3 million (due primarily to paydowns), partially offset by an increase in interest expense on the warehouse line of credit of approximately $1.1 million.

During the six months ended June 30, 2020, premium amortization expense decreased $2.6 million, or 19.2%, to $10.9 million, from $13.4 million during the six months ended June 30, 2019, due primarily to less premium outstanding, resulting from a smaller portfolio balance.

During the six months ended June 30, 2020, we sold approximately $1.4 billion of Agency MBS and realized a net gain of approximately $19.8 million. During the six months ended June 30, 2019, we sold approximately $2.24 billion of Agency MBS and realized a net loss of approximately $12.8 million. During the six months ended June 30, 2020, we had unrealized losses of approximately $1.1 million on Agency MBS trading investments, as compared to unrealized gains of $15.9 million on Agency MBS trading investments during the six months ended June 30, 2019. During the six months ended June 30, 2020, we had a net loss on Non-Agency MBS trading securities of approximately $89.7 million. During the six months ended June 30, 2019, approximately $20 million of Non-Agency MBS were called or sold and we realized a gain of approximately $22 thousand. During the six months ended June 30, 2020 and June 30, 2019, we recognized a gain (including derivative income) of approximately $15.0 million and approximately $10.6 million, respectively, on TBA Agency MBS. During the six months ended June 30, 2020 and June 30, 2019, we did not sell any of our residential mortgage loans.

During the six months ended June 30, 2020, we had a loss on interest rate swaps, recognized in our consolidated statements of operations, of approximately $110.0 million, consisting primarily of $3.6 million in net cash settlements paid, approximately $1.9 million in AOCI amortization, and the difference of approximately $104.5 million in the negative change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements for additional information). During the six months ended June 30, 2019, we had an unrealized loss on interest rate swaps recognized in our consolidated statements of operations of approximately $91.4 million, consisting primarily of $9.3 million in net cash settlements received, approximately $2.0 million in AOCI amortization, and the difference of approximately $98.7 million in the negative change in fair value. During the six months ended June 30, 2020, we earned rental income on our residential properties portfolio of approximately $839 thousand, as compared to rental income on our residential properties portfolio of approximately $890 thousand during the six months ended June 30, 2019.

Total expenses were approximately $6.1 million for the six months ended June 30, 2020, as compared to approximately $6.2 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, we incurred management fees of approximately $2.9 million, which is based on a percentage of our equity (see Note 13, “Transactions With Affiliates,” to our accompanying unaudited consolidated financial statements for more information), as compared to management fees of approximately $3.4 million for the six months ended June 30, 2019. Rental properties depreciation and expenses increased by approximately $100 thousand during the six months ended June 30, 2020. “General and administrative expenses” increased by approximately $341 thousand during the six months ended June 30, 2020.

Financial Condition

MBS Portfolio

At June 30, 2020, we held Agency MBS which had an amortized cost of approximately $1.76 billion, consisting primarily of $0.63 billion of adjustable-rate MBS and $1.13 billion of fixed-rate MBS. This amount represented a decrease of approximately 49.2% from the approximately $3.46 billion held at December 31, 2019. Of the adjustable-rate Agency MBS owned by us, approximately 63.8% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 36.2% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At June 30, 2020, as our Non-Agency MBS are now designated as trading securities, they had a carrying value and fair value of approximately $192.0 million. At December 31, 2019, our Non-Agency MBS had an amortized cost of approximately $613.6 million, a fair value of approximately $643.6 million, and a contractually required principal balance of approximately $801.9 million. Due to the COVID-19 coronavirus pandemic, there was much volatility in the markets, and we sold a substantial portion of our Agency MBS and Non-Agency MBS portfolios to meet margin calls from our lenders.

The following table presents a schedule of the fair value of our MBS owned at June 30, 2020 and December 31, 2019, as classified by type of issuer:

	June 30, 2020		December 31, 2019
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$1,027,368	50.9%	$2,617,084	63.0%
Freddie Mac (FHLMC)	800,409	39.6	892,967	21.5
Non-Agency MBS	192,032	9.5	643,610	15.5
Total MBS	$2,019,809	100.0%	$4,153,661	100.0%

The following table classifies our portfolio of MBS owned at June 30, 2020 and December 31, 2019 by type of interest rate index:

	June 30, 2020		December 31, 2019
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$356	—%	$386	—%
Six-month LIBOR	1,184	—	1,426	—
One-year LIBOR	633,214	31.4	767,275	18.5
Six-month certificate of deposit	202	—	297	—
One-year constant maturity treasury	15,330	0.8	17,552	0.4
Cost of Funds Index	2,035	0.1	2,532	0.1
15-year fixed-rate	42,074	2.1	48,226	1.2
20-year fixed-rate	179,843	8.9	194,577	4.7
30-year fixed-rate	953,539	47.2	2,477,780	59.6
Total Agency MBS	$1,827,777	90.5%	$3,510,051	84.5%
Non-Agency MBS	192,032	9.5	643,610	15.5
Total MBS	$2,019,809	100.0%	$4,153,661	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019 were as follows:

	June 30,	March 31,	December 31,	September 30,
	2020	2020	2019	2019
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.47%	3.78%	3.95%	3.96%
Hybrid adjustable-rate Agency MBS	2.76	2.78	2.78	2.71
15-year fixed-rate Agency MBS	3.50	3.50	3.50	3.50
20-year fixed-rate Agency MBS	3.56	3.56	3.56	3.56
30-year fixed-rate Agency MBS	4.00	3.79	3.56	3.85
Total Agency MBS	3.66%	3.64%	3.54%	3.69%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.16%	101.96%	102.04%	102.29%
Hybrid adjustable-rate Agency MBS	101.84	102.09	102.11	102.25
15-year fixed-rate Agency MBS	101.72	101.75	101.81	101.82
20-year fixed-rate Agency MBS	103.76	103.83	103.96	104.09
30-year fixed-rate Agency MBS	102.51	102.54	102.33	102.39
Total Agency MBS	102.44%	102.47%	102.35%	102.46%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.57%	3.56%	3.46%	3.60%

At June 30, 2020 and December 31, 2019, the unamortized net premium paid for our Agency MBS was approximately $41.9 million and approximately $79.4 million, respectively.

At June 30, 2020, the current yield on our Agency MBS increased to 3.57%, from 3.46% at December 31, 2019. This increase was due primarily to an increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 12 basis points from December 31, 2019. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

Non-Agency MBS

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

Non-Agency MBS includes the following types of securities:

◾	Legacy Non-Agency MBS – These are collateralized by loans that were generally originated prior to the 2008 financial crisis and, therefore, trade at a deep discount due to having experienced a significant amount of high levels of defaults by the underlying borrowers. While these underlying loans will generally experience losses, the securities were generally acquired at deep discounts to face/par value, which we believe serves to mitigate this potential exposure to credit risk;
◾	Non-performing - These are collateralized by loans that were generally originated prior to 2008 and have been repackaged into newer securitization pools. They may or may not be currently non-performing or delinquent, but there is a higher expectation of loss on these loans. Resolution of these loans typically occurs from loan modifications, short sales, and foreclosures. These loan pools usually have a greater degree of overcollateralization to support the securities; and
◾	Credit Risk Transfer – These securities are designed to synthetically transfer mortgage credit risk from Fannie Mae, Freddie Mac, and other issuers to private investors. As loans default, the securities may incur principal write-downs. These are allocated to the tranches within a deal according to the cash flow structure of the securities.

At March 31, 2020, our Non-Agency MBS were designated as trading securities and are carried at fair value.

The following table summarizes our Non-Agency MBS portfolio by type at June 30, 2020 and December 31, 2019:

June 30, 2020

		Weighted Average
	Fair		Fair Market
Portfolio Type	Value	Coupon	Price
	(in thousands)
Legacy Non-Agency MBS	$105,796	5.25%	$61.73
Non-performing	2,305	5.62	76.84
Credit Risk Transfer	83,931	4.11	86.86
Total Non-Agency MBS	$192,032	4.85%	$70.86

December 31, 2019

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield

	(in thousands)
Legacy Non-Agency MBS	$497,408	$477,786	$655,447	72.9%	5.52%	5.49%
Non-performing	11,052	10,938	11,000	99.4	5.50	6.05
Credit Risk Transfer	135,150	124,852	135,489	92.2	4.20	5.80
Total Non-Agency MBS	$643,610	$613,576	$801,936	76.5%	5.30%	5.56%

Financing

The following information pertains to our repurchase agreement borrowings at June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019:

	June 30,		March 31,		December 31,	September 30,
	2020		2020		2019	2019

	(dollar amounts in thousands)
Total repurchase agreements outstanding		$1,697,181		$2,473,134	$3,657,873		$3,255,102
Average repurchase agreements outstanding during the quarter		$1,919,736		$3,476,576	$3,322,672		$3,227,250
Average repurchase agreements outstanding during the year	$	N/A	$	N/A	$3,516,634	$	N/A
Maximum monthly amount during the quarter		$1,847,853		$3,607,774	$3,657,873		$3,255,102
Maximum monthly amount during the year	$	N/A	$	N/A	$4,214,226	$	N/A
Average interest rate on outstanding repurchase agreements		0.39%		1.86%	2.07%		2.41%
Average days to maturity		23 days		29 days	28 days		31 days
Average interest rate after adjusting for interest rate swaps		1.24%		2.15%	2.13%		2.34%
Weighted average maturity after adjusting for interest rate swaps		983 days		859 days	978 days		940 days

At June 30, 2020, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

June 30, 2020

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,215,000	0.24	81,344	2.66	1,296,344	0.39
30 days to 90 days	380,000	0.24	20,837	3.24	400,837	0.39
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$1,595,000	0.24%	$102,181	2.78%	$1,697,181	0.39%
Weighted average maturity	23 days		26 days		23 days
Weighted average interest rate after adjusting for interest rate swaps					1.24%
Weighted average maturity after adjusting for interest rate swaps					983 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$1,679,841		$164,741		$1,844,582

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

The weighted average interest rate on outstanding repurchase agreements, after adjusting for interest rate swaps, decreased from 2.13% at December 31, 2019 to 1.24% at June 30, 2020. The decrease was due primarily to a decrease in the repurchase agreement weighted average interest rate, from 2.07% at December 31, 2019 to 0.39% at June 30, 2020.

Residential Mortgage Loans Held-for-Securitization

At June 30, 2020, we owned approximately $131.1 million of Non-QM loans, which are being held-for-securitization. Non-QM loans do not comply with the rules of the Consumer Financial Protection Bureau, or the CFPB, relating to Qualified Mortgages. Post-crisis, the CFPB issued rules on what is required for a loan to be qualified as a Qualified Mortgage, or QM. These rules have certain requirements, such as debt-to-income ratio, being fully-amortizing, and limits on loan fees. Non-QM loans do not comply with at least one of these requirements, but that does not necessarily imply that they carry more risk. Even though these loans may not have traditional documentation of income, such as a Form W-2 or paychecks, they generally have stated income and may have alternate documentation, such as bank statements, CPA letters, or tax returns. The loans we are acquiring have high FICO scores, as well as other strong borrower attributes, which are factors we analyze in making acquisitions. See Note 4, “Residential Mortgage Loans Held-for-Securitization,” to our accompanying unaudited consolidated financial statements for more information regarding the residential mortgage loans held-for-securitization.

These loans are financed by a warehouse line of credit. At June 30, 2020, the amount outstanding on this line of credit (including warehouse transaction costs) was $104.6 million. The interest rate on the amounts advanced under this line of credit is at LIBOR + 2.25%, which was approximately 2.86% for the three months ended June 30, 2020. Additionally, we paid a facility fee on this line of credit for the three and six months ended June 30, 2020, which was approximately $188 thousand and $375 thousand, respectively. The facility fee plus legal fees paid to secure this line of credit are being amortized over one year. See Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

At June 30, 2020, we owned approximately $8.7 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment through consolidated securitization trusts) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 5, “Variable Interest Entities,” to our accompanying unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At June 30, 2020, we owned 83 single-family residential properties, which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $13.1 million. During the three and six months ended June 30, 2020, we sold one property and two properties, respectively, for a gain of approximately $45 thousand and $123 thousand, respectively. At December 31, 2019, we owned 85 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $13.5 million.

Hedging Strategies

As we intend to hedge our exposure to rising rates on funds borrowed to finance our investments in securities, we periodically enter into derivative transactions, primarily in the form of interest rate swaps. We designate interest rate swaps as cash flow hedges for tax purposes. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income under the REIT rules for purposes of the 75% and 95% gross income test. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated, or entered into. The transaction must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

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

The following table relates to our interest rate swaps at June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019:

	June 30,	March 31,	December 31,	September 30,
	2020	2020	2019	2019
Aggregate notional amount of interest rate swaps	$915 million	$1.276 billion	$2.501 billion	$2.191 billion
Average maturity of interest rate swaps	5.1 years	4.6 years	4.0 years	3.9 years
Weighted average fixed-rate paid on interest rate swaps	2.23%	2.10%	2.02%	2.08%

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At June 30, 2020, the net unrealized loss in AOCI on the interest rate swaps was approximately $5.8 million, as compared to a net unrealized loss in AOCI of approximately $7.6 million at December 31, 2019.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 9, and 15 to our accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements, which totaled approximately $1.7 billion at June 30, 2020. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $1.68 billion in Agency MBS and approximately $165 million in Non-Agency MBS. Our other significant sources of funds for the three months ended June 30, 2020 consisted of payments of principal from our MBS portfolio in the amount of approximately $207.4 million and proceeds from the sales of MBS of approximately $539.6 million.

For the three months ended June 30, 2020, there was a net decrease in cash, cash equivalents, and restricted cash of approximately $41.4 million. This consisted of the following components:

◾	Net cash provided by operating activities for the three months ended June 30, 2020 was approximately $11.9 million. This was comprised primarily of net income of approximately $36.8 million and adding back the following non-cash items: the amortization of premiums and discounts on MBS of approximately $4.4 million; depreciation on rental properties of approximately $119 thousand; amortization of restricted stock of $4 thousand; amortization of premium on residential loans of approximately $0.4 million; net settlements on interest rate swaps of approximately $1.0 million; a loss on interest rate swaps of approximately $5.0 million; a gain on TBA Agency MBS, net of derivative income, of approximately $2.5 million; net gains on sales of AFS Agency MBS of approximately $10.1 million; a net gain on Non-Agency MBS of approximately $25.7 million; a gain on the sale of residential properties of $45 thousand; and loan loss provision on securitized loans of approximately $0.6 million. Net cash provided by operating activities also included an increase in accrued expenses and payables of approximately $0.1 million; a decrease in prepaid expense and other assets of approximately $3.9 million; a decrease in interest receivable of approximately $3.1 million; and a decrease in accrued interest payable of approximately $5.1 million.
◾	Net cash provided by investing activities for the three months ended June 30, 2020 was approximately $757.4 million, which consisted of $207.4 million from principal payments on MBS; proceeds from sales of MBS of approximately $539.6 million; principal payments on residential mortgage loans of $10.1 million; principal payments on securitized loans of $109 thousand; and proceeds from the sales of residential properties of approximately $179 thousand, partially offset by improvements on residential properties of approximately $44 thousand.
◾	Net cash used in financing activities for the three months ended June 30, 2020 was approximately $810.7 million. This consisted of borrowings on repurchase agreements of approximately $5.84 billion, offset by repayments on repurchase agreements of approximately $6.61 billion; net proceeds from TBA Contracts of approximately $3.4 million; derivative counterparty margin of approximately $4.6 million; termination of interest rate swaps of approximately $14.9 million; dividends paid of approximately $4.9 million on common stock; dividends paid of approximately $2.3 million on preferred stock; repayments on our warehouse line of credit of approximately $11.6 million; and common stock issued of approximately $159 thousand.

At June 30, 2020, our leverage (excluding the ABS issued by securitization trusts) on total capital (including all preferred stock and junior subordinated notes) decreased from 6.2x at December 31, 2019 to 4.1x at June 30, 2020. The decrease in our leverage was due primarily to a decrease in repurchase agreements and credit line outstanding, from $3.79 billion at December 31, 2019 to $1.8 billion at June 30, 2020, partially offset by a decrease in our total capital (as described above), from $609.4 million at December 31, 2019 to $437.6 million at June 30, 2020.

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

During the three months ended June 30, 2020, we raised approximately $163 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended June 30, 2020, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or our common stock under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the SEC. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended June 30, 2020, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended June 30, 2020, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2020 was approximately $380.8 million. Common stockholders’ equity was approximately $282.5 million, or a book value of $2.85 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of AFS Agency MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our AFS Agency MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income” on AFS Agency MBS was approximately $63.1 million, or 3.6% of the amortized cost of our AFS Agency MBS, at June 30, 2020. This, along with “Accumulated other comprehensive (loss), derivatives” of approximately $(5.8) million, constituted the total “Accumulated other comprehensive income” of approximately $57.3 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to our operating results presented in accordance with GAAP, the following table includes the following non-GAAP financial measures: core earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The table below reconciles our net income to common stockholders for the three and six months ended June 30, 2020 to core earnings for the same period. Core earnings represents net income to common stockholders (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below.

Our management believes that:

◾	these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that we use in our financial and operational decision-making process;

◾	the inclusion of paydown expense on Agency MBS is more indicative of the current earnings potential of our investment portfolio, as it reflects the actual principal paydowns which occurred during the period. Paydown expense on Agency MBS is not dependent on future assumptions on prepayments or the cumulative effect from prior periods of any current changes to those assumptions, as is the case with the GAAP measure, “Premium amortization on MBS”;

◾	the adjustment for depreciation expense on residential rental properties is a non-cash item and is added back by other companies to derive core earnings or funds from operations; and

◾	the presentation of these measures, when analyzed in conjunction with our GAAP operating results, allows investors to more effectively evaluate our performance to that of our peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies.

These non-GAAP financial measures should not be used as a substitute for our operating results for the three and six months ended June 30, 2020. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Amount	Per Share	Amount	Per Share
	(in thousands)		(in thousands)
Net income (loss) to common stockholders	$34,542	$0.35	$(153,576)	$(1.55)
Adjustments to derive core earnings:
Realized net (gain) on sales of Agency MBS	(10,095)	(0.10)	(15,805)	(0.16)
Realized net (gain) loss on sales of Non-Agency MBS	(320)	—	55,070	0.56
Realized net (gain) on sales of Agency MBS held as trading investments	—	—	(3,981)	(0.04)
Unrealized (gain) loss on Non-Agency MBS held as trading securities(1)	(25,367)	(0.26)	34,616	0.35
Unrealized loss on Agency MBS held as trading investments	—	—	1,141	0.01
Loss on interest rate swaps, net	8,652	0.09	110,007	1.11
(Gain) on derivatives-TBA Agency MBS, net	(2,484)	(0.03)	(15,049)	(0.15)
(Gain) on sales of residential properties	(45)	—	(123)	—
Net settlement on interest rate swaps after de-designation(2)	(2,698)	(0.03)	(3,555)	(0.04)
Dollar roll income on TBA Agency MBS(3)	316	0.01	853	0.01
Premium amortization on MBS	4,382	0.05	10,859	0.11
Paydown expense(4)	(5,696)	(0.06)	(10,654)	(0.11)
Depreciation expense on residential rental properties(5)	119	—	240	—
Deferred payments on modifications/forbearance agreements(6)	301	—	301	—
Core earnings	$1,607	$0.02	$10,344	$0.10
Basic weighted average number of shares outstanding	98,977		98,769
(1)	At March 31, 2020, we designated our Non-Agency MBS as trading securities. The unrealized loss at that time, instead of being recorded in AOCI, as had been previously done, is now recognized through earnings.
(2)	Net settlements on interest rate swaps after de-designation include all subsequent net payments made or received on interest rate swaps which were de-designated as hedges in August 2014 and also on any new interest rate swaps entered into after that date. These amounts are recorded in “Unrealized loss on interest rate swaps, net.”
(3)	Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “(Loss) on derivatives, net” that is shown on our unaudited consolidated statements of operations.
(4)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the three-month period.
(5)	Depreciation expense is added back in the core earnings calculation, as it is a non-cash item, and it is similarly added back in other companies’ calculation of core earnings or funds from operations.
(6)	The trustee reports these as losses in the securitization trusts, but these payments are due upon liquidation or maturity.

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

At March 31, 2020, we changed the designation of our Non-Agency MBS from available-for-sale securities to trading securities. The reason for this change in designation was due to the negative effects on the economy resulting from the COVID-19 coronavirus pandemic and the high volatility in the market for Non-Agency MBS. Starting in the third week in March 2020, we began receiving requests from our repurchase agreement counterparties for margin calls, increases in the haircuts (the amount of coverage on the collateral securing the repurchase agreement financing), and higher interest rates. This all resulted from the perceived damage to the economy from the COVID-19 coronavirus pandemic. After the Federal Reserve stepped in and supported the Agency MBS market, the prices for Agency MBS stabilized. The Non-Agency MBS market was still volatile (with non-agency prices continuing to decline). We sold a substantial portion of our Non-Agency MBS in order to reduce leverage, maintain adequate liquidity, pay-down the balances on our repurchase agreement borrowings, and preserve over-collateralization for our repurchase agreement lenders. Due to the high volatility in the market for Non-Agency MBS, and the more restrictive terms by our repurchase agreement counterparties on these securities, we felt that we could no longer state that we had the intent and the ability to hold these securities until recovery of their amortized cost basis, or until maturity. Therefore, we changed the designation of these securities to trading securities as of March 31, 2020. Once an entity elects to classify a security as a trading security, it should be prepared to maintain that classification until the security is sold or matures.

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value, and were rated below AA at the time of purchase, was previously recognized based on the security’s effective interest rate. The effective interest rate on these securities was based on the projected cash flows from each security, which was estimated based on our observation of current information and events, and include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, we reviewed and, if appropriate, made adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, resulted in a prospective change in the yield/interest income recognized on such securities. Actual maturities of these Non-Agency MBS was affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of these securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. At March 31, 2020, we designated our Non-Agency MBS as trading securities. On a prospective basis, interest income is recognized based on the actual coupon rate and the outstanding principal amount.

Securities transactions are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency MBS are primarily based on third party bid price indications provided by independent third-party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. The unrealized losses on our Agency MBS were primarily caused by fluctuations in interest rates due to market volatility resulting from the COVID-19 coronavirus pandemic and its negative effect on the economy, and not due to credit quality. At June 30, 2020, we did not have the intent to sell these investments, nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The payments of principal and interest on these securities are guaranteed by Fannie Mae and Freddie Mac, which are under the conservatorship of the U.S. government. Accordingly, there is zero loss expectation on these securities, and no allowance for credit losses has been recorded. Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations. For more detail on the fair value of our Agency MBS, see Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements.

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

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balance net of any allowance for loan losses. These estimates for the allowance for loan losses require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by management. Many of these factors are subjective and cannot be reduced to a mathematical formula. In addition, we review national historical credit performance information from external sources to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. The allowance reflects management’s best estimate of the credit losses inherent in the loan portfolio at the balance sheet date. It is also possible that we will experience credit losses that are different from our current estimates or that the time of those losses may differ from our estimates.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “Accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our consolidated balance sheets, recognizing changes in the fair value in current-period income. At June 30, 2020, none of our derivative instruments were designated as hedges for accounting purposes.

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

Actions of the Federal Reserve

The outbreak of the COVID-19 coronavirus pandemic has severely affected population health worldwide and created unprecedented economic disruption. In addition, measures to prevent the spread of the COVID-19 coronavirus pandemic have caused, and may continue to cause, substantial business closures, travel restrictions, and self-isolation. Most states and local governments, in coordination with the Federal government, have ordered people to stay home and mandated non-essential businesses to close. Millions of people have been laid off and have filed for unemployment benefits, potentially affecting their ability to make payments on their mortgage, rent, or other debt. In response, the Federal Reserve has taken the following actions:

◾	On March 15, 2020, the Federal Reserve Open Market Committee, or the FOMC, lowered the fed funds rate to a target range of 0% to 0.25%;
◾	The Federal Reserve increased holdings of U.S. Treasury securities by at least $500 billion and holdings of Agency MBS by at least $200 billion. It announced that it would also reinvest the principal from its holding into further acquisitions of Agency MBS;
◾	The FOMC announced it would expand its overnight and term repurchase agreement operations by trillions of dollars, which was designed to stabilize these markets;
◾	The Federal Reserve, in coordination with the Bank of England, Bank of Canada, Bank of Japan, the European Central Bank, and the Swiss National Bank, announced a coordinated action to enhance liquidity via standing U.S. dollar liquidity swap line agreements. The new lower rate will be the U.S. Overnight Index Swap, or the OIS, rate plus 25 basis points. This announcement is designed to reduce stress in global funding markets and to mitigate the stress on the supply of funds to households and businesses, both domestically and globally;
◾	The Federal Reserve enhanced the ability of banks and other financial institutions to access the Fed discount window, which supports the liquidity and stability of the banking system and the effective implementation of the monetary supply. The Fed primary credit rate was lowered by 150 basis points to 0.25%;
◾	The Federal Reserve established a Commercial Paper Funding Facility, or CPFF, to support the flow of credit to consumers, such as through auto loans and mortgages, and to provide liquidity for the operational needs of a wide range of businesses. The U.S. Treasury has committed $10 billion to the Federal Reserve for this facility; and
◾	Congress passed the $2.2 trillion CARES Act to provide, through the U.S. Treasury and the Federal Reserve, aid to individuals and businesses. As part of this Act, lenders were encouraged to work with consumers struggling to make their loan payments by offering forbearance of several months to any persons who requested such assistance.

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

On January 16, 2020, the U.S. Congress passed the USMCA trade agreement, which became effective after the legislatures of the United States, Mexico, and Canada had all approved it. It is believed that the USMCA trade agreement will be beneficial to U.S. workers, manufacturers, and farmers in particular, as well as improving trade relations amongst all three nations

Subsequent Events

On July 23, 2020, we renewed our warehouse line of credit relating to the residential mortgage loans held-for-securitization for an amount of $300 million and a term of one year.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The COVID-19 coronavirus pandemic and its impact on the economy have negatively affected our business and results of operations. Business closures and the elevated unemployment rate caused by the COVID-19 coronavirus pandemic, as well as the efforts to contain it, could affect the underlying collateral and valuation of our securities and loans.

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

At June 30, 2020, our MBS and the related repurchase agreement borrowings will prospectively reprice based on the following time frames:

June 30, 2020

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$42,074	2.1%	$—	—%
20-year fixed-rate investments	179,843	8.9	—	—
30-year fixed-rate investments	953,539	47.2	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	44,825	2.2	1,595,000	94.0
Greater than 3 months and less than 1 year	371,077	18.4	—	—
Greater than 1 year and less than 3 years	121,972	6.0	—	—
Greater than 3 years and less than 5 years	25,914	1.3	—	—
Greater than 5 years	88,533	4.4	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	21,509	1.1	102,181	6.0
Hybrid MBS	4,386	0.2	—	—
Fixed-rate MBS	166,137	8.2	—	—
Total MBS Portfolio	$2,019,809	100.0%	$1,697,181	100.0%
(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2019, our MBS and the related borrowings will prospectively reprice based on the following time frames:

December 31, 2019

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$48,226	1.2%	$—	—%
20-year fixed-rate investments	194,577	4.7	—	—
30-year fixed-rate investments	2,477,780	59.6	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	62,788	1.5	3,230,000	88.3
Greater than 3 months and less than 1 year	429,685	10.3	—	—
Greater than 1 year and less than 3 years	68,650	1.7	—	—
Greater than 3 years and less than 5 years	126,949	3.1	—	—
Greater than 5 years	101,396	2.4	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	42,978	1.0	427,873	11.7
Hybrid MBS	18,717	0.5	—	—
Fixed-rate MBS	581,915	14.0	—	—
Total MBS Portfolio	$4,153,661	100.0%	$3,657,873	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

Our Agency MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our accompanying unaudited consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. At June 30, 2020, the fair value adjustment of our Agency MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $63.1 million, from a positive adjustment (other comprehensive income) of approximately $43.6 million at December 31, 2019.

Our Non-Agency MBS are classified as trading securities and are carried at fair value. Changes in fair value are recorded through earnings. The market value of these securities can fluctuate based on changes in interest rates and other factors. During the three months ended June 30, 2020, the unrealized gain on these securities due to changes in fair value were approximately $25.4 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2020, our Agency MBS had a weighted average term to next rate adjustment of approximately 23 months, while our repurchase agreement borrowings had a weighted average term to next rate adjustment of 23 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment on our repurchase agreement borrowings was 983 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

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

At June 30, 2020, we had unrestricted cash of approximately $29.5 million, $147.9 million in unpledged Agency MBS, and $27.3 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the following table projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swaps). These projections are based on investments in place at June 30, 2020 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(1)%	13%	0.5%
0%	0%	0%
1%	0%	0.2%
2%	(17)%	(0.6)%

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

Risks Related to Recent or Potential Economic, Legislative, and Regulatory Developments Affecting our Industry

The outbreak of the global COVID-19 coronavirus pandemic has caused much economic upheaval, both globally and in the United States. Despite the efforts of federal and state governments to contain the disease, and also to provide economic assistance to states, local communities, lenders, businesses, and individuals, the disease has had a significant negative effect on the economy, and in particular, the stock market and the mortgage market. While the longer-term effects on the economy and the stock and mortgage markets cannot be determined at this time, our Company, our stock price, our book value, our assets, and our results of operations may be materially and adversely impacted by these events.

The outbreak of the COVID-19, or the Coronavirus, has resulted in a global pandemic. Federal, state, and local governments, both domestic and foreign, have restricted travel and/or the movement of their citizens, due to the ongoing and evolving situation around COVID-19. The outbreak in the U.S. has led to many state and local governments cancelling events, closing schools, and mandating stay-at-home orders. This has caused many businesses to either temporarily or permanently close which, in response, has caused millions of Americans to file for unemployment benefits. State and local governments have been working with the Federal government to mitigate both the health and economic consequences of the disease. In working with the Federal government, many lenders have been offering forbearance agreements to borrowers who cannot make their mortgage payments and are delaying foreclosures. Many landlords have delayed evictions for tenants who cannot pay their rent. The Federal government lowered the Federal Funds rate to zero and injected trillions of dollars into the repurchase agreement and other lending markets. The U.S. Congress passed the CARES Act, which provided $2.2 trillion in funds for banks to extend corporate loans for employees’ payroll and business continuity. As a result of the pandemic and its economic impact, financial markets, including the mortgage market, experienced substantial declines and heightened volatility. While the longer-term effects on the U.S. economy, the stock market, and the mortgage market cannot be determined at this time, our Company, our stock price, our book value, our assets, and our results of operations may be materially and adversely impacted by these events.

Risks Related to Our Financing and Leverage

Our ability to access funding, or the terms on which funding is available, could be materially and adversely impacted in light of the ongoing market discolorations resulting from the COVID-19 coronavirus pandemic.

Financing of our assets could be significantly impacted during periods of significant market dislocations, as is occurring now with the COVID-19coronavirus pandemic. It is possible that our financing counterparties may reduce their lending capacity and not provide us with financing, or if they do provide financing, it could be on more restrictive terms. If our funding ability is reduced, we could be forced to sell assets at times when prices are lower. The amount of financing that we receive under our lending arrangements is related to our counterparties’ valuation of our assets that collateralize the financing. If the valuation of the assets decreases, the counterparty could require additional margin calls, and also require additional collateral if they increase the haircuts under the lending agreements. In these situations, we could be forced to sell assets at lower prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

(a)	Additional Disclosures. None.
(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the three months ended June 30, 2020. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 16, 2020 as DEF 14A.

Item 6.      Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

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

10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*

2018 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-223697, which became effective under the Securities Act of 1933, as amended, on March 26, 2018)

10.4

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.5

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown, and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.6*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.7

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

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

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Represents a management contract or compensatory plan, contract, or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 5, 2020	/s/ JOSEPH E. MCADAMS
Joseph E. McAdams
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 5, 2020	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)