Form 10-Q
period 2020-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2020-11-05
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 4, 2020, the registrant had 99,235,604 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
		(audited)
ASSETS
Available-for-sale Agency MBS at fair value (including $1,440,188 and $2,764,330 pledged to counterparties at September 30, 2020 and December 31, 2019, respectively); amortized cost of $1,537,549 and $2,799,448 at September 30, 2020 and December 31, 2019, respectively, net of allowance for credit losses of $0 and $0 at September 30, 2020 and December 31, 2019, respectively	$1,609,761	$2,853,131
Trading Agency MBS at fair value (including $0 and $655,045 pledged to counterparties at September 30, 2020 and December 31, 2019, respectively	—	656,920
Available-for-sale Non-Agency MBS at fair value (including $0 and $535,315 pledged to counterparties at September 30, 2020 and December 31, 2019, respectively); amortized cost of $0 and $613,576 at September 30, 2020 and December 31, 2019, respectively, net of allowance for credit losses of $0 and $0 at September 30, 2020 and December 31, 2019, respectively	—	643,610
Trading Non-Agency MBS at fair value (including $161,184 and $0 pledged to counterparties at September 30, 2020 and December 31, 2019, respectively	198,586	—
Residential mortgage loans held-for-securitization, net of allowance for credit losses of $56 and $0 at September 30, 2020 and December 31, 2019, respectively	123,247	152,922
Residential mortgage loans held-for-investment through consolidated securitization trusts, net for allowance of credit losses of $147 and $175 at September 30, 2020 and December 31, 2019, respectively(1)	317,887	458,348
Residential real estate	12,827	13,499
Cash and cash equivalents	37,730	8,236
Reverse repurchase agreements	—	15,000
Restricted cash	123,991	104,699
Interest receivable	6,995	16,398
Derivative instruments at fair value	1,609	5,833
Right to use asset-operating lease	852	1,256
Prepaid expenses and other assets	5,287	8,779
Total Assets	$2,438,772	$4,938,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$5,227	$16,757
Repurchase agreements	1,464,593	3,657,873
Warehouse line of credit	101,722	133,811
Asset-backed securities issued by securitization trusts(1)	309,173	448,987
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	88,723	52,197
Derivative counterparty margin	1,330	367
Dividends payable on preferred stock	2,297	2,297
Dividends payable on common stock	4,957	8,897
Payable for purchased loans	—	5,545
Accrued expenses and other liabilities	3,129	1,312
Long-term lease obligation	852	1,256
Total Liabilities	$2,019,383	$4,366,679
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $50,257, respectively); 2,010 and 2,010 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	48,626	48,626
Common Stock: par value $0.01 per share; authorized 200,000 shares, 99,140 and 98,849 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	991	988
Additional paid-in capital	984,006	983,401
Accumulated other comprehensive income consisting of unrealized gains and losses	61,704	65,984
Accumulated deficit	(741,930)	(593,039)
Total Stockholders’ Equity	$399,934	$552,497
Total Liabilities and Stockholders’ Equity	$2,438,772	$4,938,631
(1)	The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At September 30, 2020 and December 31, 2019, total assets of the consolidated VIEs were $319 million and $460 million (including accrued interest receivable of $1.1 million and $1.5 million), respectively (which is recorded above in the line item entitled “Interest receivable”), and total liabilities were $310 million and $450 million (including accrued interest payable of $1.0 million and $1.4 million), respectively (which is recorded in the line item above entitled “Accrued interest payable”). Please refer to Note 5, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and other income:
Interest-Agency MBS	$5,099	$20,335	$38,822	$70,183
Interest-Non-Agency MBS	2,518	9,299	13,233	29,423
Interest-securitized residential mortgage loans	3,408	5,049	11,747	15,676
Interest-residential mortgage loans held-for-securitization	1,617	1,574	4,840	2,695
Other interest income	10	679	183	1,343
	12,652	36,936	68,825	119,320
Interest expense:
Interest expense on repurchase agreements	1,478	21,132	23,633	74,248
Interest expense on asset-backed securities	3,258	4,880	11,265	15,172
Interest expense on warehouse line of credit	1,039	1,381	3,430	2,671
Interest expense on junior subordinated notes	332	520	1,213	1,608
	6,107	27,913	39,541	93,699
Net interest income	6,545	9,023	29,284	25,621
Provision for credit losses on loans	—	—	(620)	—
Net interest income after provision for credit losses	6,545	9,023	28,664	25,621
Operating expenses:
Management fee to related party	(1,356)	(1,647)	(4,254)	(5,085)
Rental properties depreciation and expenses	(381)	(423)	(1,204)	(1,146)
General and administrative expenses	(1,098)	(1,188)	(3,441)	(3,813)
Total operating expenses	(2,835)	(3,258)	(8,899)	(10,044)
Other income (loss):
Income-rental properties	416	469	1,256	1,359
Realized net gain (loss) on sales of available-for-sale Agency MBS	—	214	15,805	(5,488)
Net gain on Agency MBS held as trading investments	—	1,939	2,840	10,706
Impairment charge on available-for-sale Non-Agency MBS	—	(1,145)	—	(1,751)
Net gain (loss) on Non-Agency MBS held as trading investments	13,679	—	(20,617)	—
Realized net (loss) on sales of available-for-sale Non-Agency MBS	—	—	(55,390)	—
Gain on sale of residential properties	78	—	201	—
Gain (loss) on derivatives, net	3,986	(24,734)	(90,972)	(105,565)
Total other income (loss)	18,159	(23,257)	(146,877)	(100,739)
Net income (loss)	$21,869	$(17,492)	$(127,112)	$(85,162)
Dividends on preferred stock	(2,297)	(2,297)	(6,892)	(6,892)
Net income (loss) to common stockholders	$19,572	$(19,789)	$(134,004)	$(92,054)
Basic income (loss) per common share	$0.20	$(0.20)	$(1.35)	$(0.93)
Diluted income (loss) per common share	$0.19	$(0.20)	$(1.35)	$(0.93)
Basic weighted average number of shares outstanding	99,108	98,739	98,995	98,638
Diluted weighted average number of shares outstanding	103,788	98,739	98,995	98,638

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$21,869	$(17,492)	$(127,112)	$(85,162)
Available-for-sale Agency MBS, fair value adjustment	3,492	11,242	38,846	65,195
Reclassification adjustment for (gain) loss on sales of Agency MBS included in net income (loss)	—	(445)	(15,805)	5,258
Available-for-sale Non-Agency MBS, fair value adjustment	—	6,337	—	24,095
Reclassification adjustment due to transfer from available-for-sale to trading for Non-Agency MBS	—	—	(85,424)	—
Reclassification adjustment for loss on sales of Non-Agency MBS included in net income (loss)	—	231	55,390	209
Amortization of unrealized gains on interest rate swaps remaining in other comprehensive income	860	971	2,713	2,985
Other comprehensive income (loss)	4,352	18,336	(4,280)	97,742
Comprehensive income (loss)	$26,221	$844	$(131,392)	$12,580

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
For the Three Months Ended	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
March 31, 2020, June 30, 2020 and	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	(Loss) Gain	Accum.
September 30, 2020	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2019	1,919	2,010	98,849	$46,537	$48,626	$988	$983,401	$43,590	$30,034	$(7,640)	$(593,039)	$552,497
Cumulative adjustment for adoption of ASC 326	—	—	—	—	—	—	—	—	—	—	(30)	(30)
Balance, January 1, 2020	1,919	2,010	98,849	46,537	48,626	988	983,401	43,590	30,034	(7,640)	(593,069)	552,467
Issuance of common stock			87			1	264					265
Other comprehensive income, fair value adjustments and reclassifications								29,121	(30,034)	889		(24)
Net (loss)											(185,821)	(185,821)
Amortization of restricted stock							4					4
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476563 per Series C preferred share											(958)	(958)
Balance, March 31, 2020	1,919	2,010	98,936	$46,537	$48,626	$989	$983,669	$72,711	$—	$(6,751)	$(781,187)	$364,594
Issuance of common stock			111			1	159					160
Other comprehensive income, fair value adjustments and reclassifications								(9,572)		964		(8,608)
Net income											36,839	36,839
Amortization of restricted stock							4					4
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividends declared - $0.10 per common share											(9,899)	(9,899)
Balance, June 30, 2020	1,919	2,010	99,047	$46,537	$48,626	$990	$983,832	$63,139	$—	$(5,787)	$(756,545)	$380,792
Issuance of common stock			93			1	170					171
Other comprehensive income, fair value adjustments and reclassifications								3,492		860		4,352
Net income											21,869	21,869
Amortization of restricted stock							4					4
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(305)	(305)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividends declared - $0.05 per common share											(4,956)	(4,956)
Balance, September 30, 2020	1,919	2,010	99,140	$46,537	$48,626	$991	$984,006	$66,631	$—	$(4,927)	$(741,930)	$399,934

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
For the Three Months Ended	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
March 31, 2019, June 30, 2019 and	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	Gain (Loss)	Accum.
September 30, 2019	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2018	1,919	2,010	98,483	$46,537	$48,944	$985	$981,964	$(28,824)	$9,563	$(11,531)	$(485,988)	$561,650
Issuance of common stock			82			1	355					356
Other comprehensive income, fair value adjustments and reclassifications								31,278	8,165	1,003		40,446
Net (loss)											(19,970)	(19,970)
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476563 per Series C preferred share											(958)	(958)
Dividend declared - $0.13 per common share											(12,815)	(12,815)
Balance, March 31, 2019	1,919	2,010	98,565	$46,537	$48,944	$986	$982,344	$2,454	$17,728	$(10,528)	$(521,070)	$567,395
Issuance of common stock			118			1	401					402
Other comprehensive income, fair value adjustments and reclassifications								28,378	9,571	1,011		38,960
Net (loss)											(47,700)	(47,700)
Amortization of restricted stock							25					25
Amortization of shelf offering expenses					(318)							(318)
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.11 per common share											(10,855)	(10,855)
Balance, June 30, 2019	1,919	2,010	98,683	$46,537	$48,626	$987	$982,770	$30,832	$27,299	$(9,517)	$(581,922)	$545,612
Issuance of common stock			85			1	329					330
Other comprehensive income, fair value adjustments and reclassifications								10,797	6,568	971		18,336
Net (loss)											(17,492)	(17,492)
Amortization of restricted stock							25					25
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(304)	(304)
Dividend declared - $0.476525 per Series C preferred share											(958)	(958)
Dividend declared - $0.10 per common share											(9,877)	(9,877)
Balance, September 30, 2019	1,919	2,010	98,768	$46,537	$48,626	$988	$983,124	$41,629	$33,867	$(8,546)	$(611,588)	$534,637

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Activities:
Net income (loss)	$21,869	$(17,492)	$(127,112)	$(85,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premium on MBS	9,075	6,353	19,935	19,787
Amortization/accretion of market yield adjustments (Non-Agency MBS)	—	1,088	1,253	3,784
Accretion of discount (residential mortgage loans)	(29)	(29)	(88)	(87)
Depreciation on rental properties	118	120	358	359
Amortization of premium on residential loans	216	96	877	112
Impairment charge on available-for-sale Non-Agency MBS	—	1,145	—	1,751
Realized (gain) loss on sales of available-for-sale MBS	—	(214)	(15,805)	5,443
(Gain) loss on sales of Agency MBS held as trading investments	—	—	(2,840)	7,128
Unrealized (gain) on Agency MBS held as trading investments	—	(1,939)	—	(17,834)
(Gain) loss on Non-Agency MBS	(13,679)	—	20,617	—
Realized net loss on sales of available-for-sale Non-Agency MBS	—	—	55,390	—
(Gain) on sale of residential properties	(78)	—	(201)	—
Amortization of restricted stock	4	25	12	74
Net settlements (paid) received on interest rate swaps, net of amortization	(4,935)	2,092	(3,082)	11,350
Loss on interest rate swaps, net	1,201	28,720	105,799	120,146
Loan loss provision on securitized residential mortgage loans	—	—	564	—
(Gain) on derivatives, net of derivative income - TBA Agency MBS	(4,327)	(3,986)	(19,376)	(14,582)
Changes in assets and liabilities:
Decrease in reverse repurchase agreements	—	—	15,000	20,000
(Increase) decrease in interest receivable	(2,234)	67	4,878	1,234
Decrease (increase) in prepaid expenses and other	4,232	(6,751)	10,335	(10,260)
Increase (decrease) in accrued interest payable	40	(4,040)	(5,362)	(6,231)
(Decrease) increase in accrued expenses and payables	(5,147)	2,026	(3,103)	6,183
Net cash provided by operating activities	$6,326	$7,281	$58,049	$63,195
Investing Activities:
MBS Portfolios:
Proceeds from sales	$—	$63,270	$1,709,950	$2,303,025
Purchases	—	(350,920)	(76,282)	(2,281,408)
Principal payments	219,567	214,797	627,607	649,334
Residential mortgage loans held-for-securitization:
Purchases	—	(35,402)	2,934	(145,838)
Principal payments	7,695	11,619	20,155	16,095
Residential mortgage loans held-for-investment through consolidated securitization trusts:
Principal payments	—	30	141	90
Residential properties purchases	(52)	(80)	(217)	(300)
Proceeds from sales of residential properties	234	—	662	—
Net cash provided by (used in) investing activities	$227,444	$(96,686)	$2,284,950	$540,998
Financing Activities:
Borrowings from repurchase agreements	$3,060,677	$7,394,951	$15,191,333	$21,926,918
Repayments on repurchase agreements	(3,293,265)	(7,295,692)	(17,384,613)	(22,483,443)
Borrowings from warehouse line of credit	—	30,898	—	126,620
Repayments on warehouse line of credit	(3,176)	(11,243)	(32,206)	(14,266)
Net settlements of TBA Agency MBS Contracts	4,923	5,084	18,298	20,093
Termination of interest rate swaps	—	(27,661)	(62,895)	(38,046)
Derivative counterparty margin	(726)	(604)	963	—
Proceeds from common stock issued	170	330	595	1,088
Proceeds (amortization) of Series C Preferred Stock issued	—	—	—	(318)
Preferred stock dividends paid	(2,297)	(2,297)	(6,892)	(6,892)
Common stock dividends paid	(4,952)	(10,855)	(18,796)	(36,471)
Net cash (used in) provided by financing activities	$(238,646)	$82,911	$(2,294,213)	$(504,717)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,876)	(6,494)	48,786	99,476
Cash, cash equivalents, and restricted cash at beginning of period	166,597	139,431	112,935	33,461
Cash, cash equivalents, and restricted cash at end of period	$161,721	$132,937	$161,721	$132,937
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,992	$27,099	$49,964	$76,405
Change in payables for MBS purchased	—	43,290	—	43,290
Change in payables for residential mortgage loans purchased	—	(6,085)	—	—

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

At September 30, 2020, we believe that we met all REIT requirements regarding the asset tests, income tests, the ownership of our common stock, and the distributions of our taxable income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

On January 1, 2020, we adopted FASB Accounting Standards Update, or ASU, 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (CECL). Please see the section in Note 1 under “Recently Adopted Accounting Pronouncements” for the effect of this adoption on our retained earnings as of January 1, 2020. All prior periods are shown under the previously-existing GAAP. The cumulative effect on any change to accumulated deficit at January 1, 2020 is shown in our consolidated statements of stockholders’ equity.

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

Accounting for Derivative and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Gain (loss) on derivatives, net” and specifically identified as either relating to interest rate swaps or TBA Agency MBS. For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective,” as defined by ASC 815-10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a “cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements). Hedge ineffectiveness, if any, is recorded in current period income. Fair value hedges protect against exposures to changes in the fair value of a recognized asset. ASC 815 requires companies to recognize in income, in the period that the changes in fair value occur, any gains or losses from any ineffectiveness in the hedging relationship.

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our consolidated balance sheets, recognizing changes in fair value in current period income. All of our interest rate swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our interest rate swaps, changes in the fair value of these interest rate swaps are recorded in “Gain (loss) on derivatives, net” in our consolidated statements of operations rather than in AOCI. Also, net interest paid or received on these interest rate swaps, which was previously recognized in interest expense, is instead recognized in “Gain (loss) on derivatives, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

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

Credit Risk

As of September 30, 2020, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on MBS issued by Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy their guarantees of Agency

MBS. There have also been concerns as to what the U.S. government will do regarding winding-down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae, and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2020 relative to any tax positions taken prior to January 1, 2020. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; however, no such accruals existed at September 30, 2020. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2015 and 2014, respectively.

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

Our Non-Agency MBS were formally treated as assets purchased with credit impairment (PCI) and accounted for under ASC 310-30. We elected to treat these assets upon adoption of this ASC as financial assets purchased with credit deterioration (PCD) and adopted this ASC using the prospective transition approach. These assets were reviewed at January 1, 2020, and we concluded that there was no credit loss at that time.

For our loans held-for-investment through consolidated securitization trusts, we adopted this ASU using the prospective transition approach. The amortized cost basis of these assets was not adjusted. The allowance for credit losses at December 31, 2019 of $175,000 was the same amount in effect at January 1, 2020.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The following disclosure requirements were removed: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The following disclosure requirement was modified: the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. This ASU became effective for all entities beginning with the quarter ended March 31, 2020. Upon our adoption at January 1, 2020, this ASU did not have a material impact on our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB recently issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting. This ASU applies to all entities that have contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued. This ASU was effective upon its issuance on March 12, 2020. However, it cannot be applied to contract modifications that occur after December 31, 2022. With certain exceptions, this ASU also cannot be applied to hedging relationships entered into or evaluated after that date. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance. For example, if a debt instrument that references LIBOR is modified to refer to a different reference rate, an entity could elect to account for that modification prospectively by adjusting the effective interest rate. In the United States, the Alternative Refinance Rates Committee has already selected the Secured Overnight Financing Rate, or SOFR, an overnight secured U.S. Treasury repurchase agreement rate, as the new rate. There have been indications that many lenders will making spread adjustments to minimize the difference between the SOFR rate and the LIBOR rate. We do not believe that, at the present time, this ASU will have a material impact on our financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments and contracts in an entity’s own equity. The amendments eliminate the existing guidance requiring entities to account for the beneficial conversion and cash conversion features separately from the host convertible debt or preferred stock. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The FASB simplified the settlement assessment by removing the requirements (i) to consider whether the contract would be settled in registered shares, (ii) to consider whether collateral is required to be posted, and (iii) to assess shareholder rights. Entities are also required to use the if-converted method in calculating diluted earnings per share, or EPS, for convertible instruments, and to presume share settlement when calculating EPS for instruments that can be settled in cash or shares. This ASU will become effective for all public entities with the quarter ending March 31, 2022. We do not believe that this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged or held as collateral for interest rate swaps and TBA Agency MBS margin calls. The following table represents the Company’s restricted cash balances at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(in thousands)
Restricted cash - interest rate swaps and TBA Agency MBS margin calls	$123,991	$104,699

NOTE 3. MORTGAGE-BACKED SECURITIES

On March 31, 2020, we designated our Non-Agency MBS as trading securities and they are carried at fair value. See the section regarding Non-Agency MBS under the caption, “Mortgage-Backed Securities,” in the Significant Accounting Policies section in Note 1.

The following tables summarize our Agency MBS and Non-Agency MBS at September 30, 2020 and December 31, 2019, which are carried at their fair value:

September 30, 2020

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS	MBS	MBS

	(in thousands)
Amortized cost/carrying value	$609,236	$928,313	$1,537,549	$198,586	$1,736,135
Paydowns receivable(1)	5,215	—	5,215	—	5,215
Unrealized gains	29,253	37,885	67,138	—	67,138
Unrealized losses	(66)	(75)	(141)	—	(141)
Fair value	$643,638	$966,123	$1,609,761	$198,586	$1,808,347

			15-Year	20-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate	Fixed-Rate	Fixed-Rate	Agency MBS	MBS	MBS

	(in thousands)
Amortized cost/carrying value	$356,913	$200,599	$36,564	$160,427	$783,046	$1,537,549	$198,586	$1,736,135
Paydowns receivable(1)	3,113	2,102	—	—	—	5,215	—	5,215
Unrealized gains	7,279	5,298	1,655	8,521	44,385	67,138	—	67,138
Unrealized losses	(141)	—	—	—	—	(141)	—	(141)
Fair value	$367,164	$207,999	$38,219	$168,948	$827,431	$1,609,761	$198,586	$1,808,347
(1)	Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended September 30, 2020, we did not sell any Agency MBS. During the nine months ended September 30, 2020, we sold approximately $1.4 billion of Agency MBS, including Agency MBS trading securities, and realized gross and net gains of approximately $19.8 million. During the three months ended September 30, 2019, we sold approximately $59.6 million of AFS Agency MBS and realized gross gains of approximately $448 thousand and gross losses of approximately $3 thousand. During the nine months ended September 30, 2019, we sold approximately $2.3 billion of AFS Agency MBS and realized gross gains of approximately $8.1 million and gross losses of approximately $20.5 million.

During the three months ended September 30, 2020, we did not have any Agency MBS trading investments. During the nine months ended September 30, 2020, we had unrealized losses on Agency MBS trading investments of approximately $1.1 million. During the three months ended September 30, 2019, we had unrealized gains on Agency MBS trading investments of approximately $1.9 million. During the nine months ended September 30, 2019, we had unrealized gains on Agency MBS trading investments of approximately $17.8 million. During the three months ended September 30, 2020, we had net gains on Non-Agency MBS trading securities of approximately $13.7 million. During the nine months ended September 30, 2020, we had net losses on Non-Agency MBS trading securities of approximately $20.6 million. We also had a net loss on the sale of available-for-sale Non-Agency MBS of approximately $55.4 million. During the three months ended September 30, 2019, we sold approximately $3.7 of Non-Agency MBS and realized a gross and net loss of approximately $231 thousand. During the nine months ended September 30, 2019, Non-Agency bonds of approximately $23.7 million were called or sold, and we realized a gross gain of approximately $22 thousand and a gross loss of approximately $231 thousand.

At March 31, 2020, we changed the designation of our Non-Agency MBS from available-for-sale to trading securities. Unrealized changes in the fair value of these securities are recorded in earnings. At December 31, 2019, we had an unrealized gain in other comprehensive income of approximately $30 million. This was reclassified out of other comprehensive income at March 31, 2020.

December 31, 2019

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS

	(in thousands)
Amortized cost	$864,452	$2,590,775	$3,455,227	$613,576	$4,068,803
Paydowns receivable(2)	9,727	—	9,727	—	9,727
Unrealized gains	19,487	27,256	46,743	34,188	80,931
Unrealized losses	(699)	(947)	(1,646)	(4,154)	(5,800)
Fair value	$892,967	$2,617,084	$3,510,051	$643,610	$4,153,661

						Total
			15-Year	20-Year	30-Year	Agency	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate	Fixed-Rate	Fixed-Rate(1)	MBS	MBS	MBS

	(in thousands)
Amortized cost	$473,935	$296,890	$47,248	$193,303	$2,443,851	$3,455,227	$613,576	$4,068,803
Paydowns receivable(2)	8,328	1,399	—	—	—	9,727	—	9,727
Unrealized gains	10,279	202	978	1,274	34,010	46,743	34,188	80,931
Unrealized losses	(69)	(1,496)	—	—	(81)	(1,646)	(4,154)	(5,800)
Fair value	$492,473	$296,995	$48,226	$194,577	$2,477,780	$3,510,051	$643,610	$4,153,661
(1)	Included in the 30-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $655.8 million, an unrealized gain of $1.1 million, and a fair value of $656.9 million.
(2)	Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

The following tables show the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time:

September 30, 2020

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

		(in thousands)			(in thousands)			(in thousands)
Agency MBS	26	$8,260	$(72)	14	$6,073	$(69)	40	$14,333	$(141)

December 31, 2019

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

		(in thousands)			(in thousands)			(in thousands)
Agency MBS	10	$270,737	$(419)	38	$168,095	$(1,227)	48	$438,832	$(1,646)
Non-Agency MBS	18	$49,281	$(1,507)	12	$75,926	$(2,647)	30	$125,207	$(4,154)

We do not consider those available-for-sale Agency MBS, or AFS MBS, that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in AFS MBS were caused by fluctuations in interest rates. We purchased the AFS MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the GSEs. Since September 2008, the GSEs have been in the conservatorship of the U.S. government. At September 30, 2020, we did not expect to sell the AFS MBS at a price less than the amortized cost basis of our investments. The decline in market value of the AFS MBS was attributable to changes in interest rates and not the credit quality of the AFS MBS in our portfolio. We did not have the intent to sell these investments, nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The payments of principal and interest on these securities are guaranteed by Fannie Mae and Freddie Mac, which are under the conservatorship of the U.S. government. Accordingly, there is currently zero loss expectation on these securities, and no allowance for credit loss has been recorded.

Upon the adoption of CECL on January 1, 2020, we determined that the unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At March 31, 2020, we designated these securities as trading securities. See the section regarding Non-Agency MBS under the caption, “Mortgage-Backed Securities,” in Significant Accounting Policies in Note 1.

NOTE 4. RESIDENTIAL MORTGAGE LOANS HELD-FOR-SECURITIZATION

At September 30, 2020, we owned approximately $123.2 million of residential mortgage loans. To date, all of the loans were acquired during 2019. At December 31, 2019, we owned approximately $152.9 million of residential mortgage loans.

The following table details the carrying value for residential mortgage loans held-for-securitization at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(in thousands)
Principal balance	$120,137	$148,908
Unamortized premium and deferred transaction costs	3,166	4,014
Allowance for credit losses	(56)	—
Carrying value	$123,247	$152,922

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-securitization for the three and nine months ended September 30, 2020 and for the year ended December 31, 2019:

	Three Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2020	2020	2019

	(in thousands)
Balance at beginning of period	$131,110	$152,922	$11,660
Loan acquisitions	—	—	168,850
Premium and deferred transaction costs on new loans	—	—	3,702
Deductions during period:
Collections of principal	(7,645)	(27,823)	(30,992)
Amortization of premium and costs	(218)	(1,041)	(298)
Allowance for credit losses	—	(56)	—
Other	—	(755)	—
Balance at end of period	$123,247	$123,247	$152,922

The following table details various portfolio characteristics of residential mortgage loans held-for-securitization at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(dollar amounts in thousands)
Portfolio Characteristics:
12-months bank statements	12	17
24-months bank statements	45	56
Alt documentation	74	97
Full documentation	12	15
Written Verification of Employment	101	115
Number of loans outstanding	244	300
Current principal balance	$120,137	$148,908
Simple Average loan balance	$492	$496
Net weighted average coupon rate	5.39%	5.40%
Weighted average FICO score	743	744
Weighted average LTV (loan-to-value)	70	70
Weighted average DTI (debt-to-income)	38	38
Performance:
Current	$103,631	$146,999
30-days delinquent(1)	1,481	1,909
60-days delinquent(1)	6,395	—
90-days+ delinquent(1)	8,630	—
Bankruptcy/foreclosure	—	—
Total	$120,137	$148,908
(1)	Of the delinquent amounts presented, the percentages that are related to the COVID-19 coronavirus pandemic are as follows: 30-days delinquent: 84%; 60-days delinquent: 72%; 90-days+ delinquent: 93%.

The following table summarizes the geographic concentrations of residential mortgage loans held-for-securitization at September 30, 2020 and December 31, 2019, based on principal balance outstanding:

	September 30,	December 31,
State	2020	2019
California	72%	74%
Florida	8	7
New York	7	6
Other states (none greater than 5%)	13	13
Total	100%	100%

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2020:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30
	2020	2020

	(in thousands)
Balance at beginning of period	$56	$—
Impact of adopting ASC-326	—	30
Provision for loan losses	—	26
Charge-offs, net	—	—
Balance at end of period	$56	$56

NOTE 5. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(in thousands)
Residential mortgage loans held-for-investment through consolidated securitization trusts	$317,887	$458,348
Accrued interest receivable	1,066	1,495
Total assets	$318,953	$459,843
Accrued interest payable	$1,032	$1,448
Asset-backed securities issued by securitization trusts	309,173	448,987
Total liabilities	$310,205	$450,435

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule, but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended September 30, 2020.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. All of the loans in these trusts were originated during 2015. During the three and nine months ended September 30, 2020, we did not sell any of our investment in these trusts. During the year ended December 31, 2019, we did not sell any of our investment in these trusts.

The following table details the carrying value for residential mortgage loans held-for-investment through consolidated securitization trusts at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(in thousands)
Principal balance	$317,233	$456,768
Unamortized premium and costs	801	1,755
Allowance for loan losses	(147)	(175)
Carrying value	$317,887	$458,348

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment through consolidated securitization trusts for the three and nine months ended September 30, 2020 and September 30, 2019 and for the year ended December 31, 2019:

	Three Months	Nine Months	Three Months	Nine Months	For the Year
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2020	2020	2019	2019	2019

	(in thousands)
Balance at beginning of period	$367,539	$458,348	$514,749	$549,016	$549,016
Deductions during period:
Collections of principal	(49,351)	(139,535)	(30,724)	(64,169)	(89,113)
Principal paydowns and other deductions	(301)	(954)	(377)	(1,210)	(1,566)
Provision for credit losses	—	(594)	—	—	—
Charge-offs, net	—	622	—	11	11
Balance at end of period	$317,887	$317,887	$483,648	$483,648	$458,348

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment through consolidated securitization trusts at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	500	704
Current principal balance	$317,233	$456,768
Average loan balance	$634	$649
Net weighted average coupon rate	3.83%	3.87%
Weighted average maturity (years)	23.5	24.3
Weighted average FICO score	761	762
Current Performance:
Current	$307,755	$452,875
30 days delinquent	3,613	2,122
60 days delinquent	1,683	726
90+ days delinquent	4,182	1,045
Bankruptcy/foreclosure	—	—
Total	$317,233	$456,768

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment through consolidated securitization trusts at September 30, 2020 and December 31, 2019, based on principal balance outstanding:

	September 30,	December 31,
State	2020	2019
California	43%	43%
Florida	7	7
Texas	5	—
Other states (none greater than 5%)	45	50
Total	100%	100%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and September 30, 2019 and for the year ended December 31, 2019:

	Three Months	Nine Months	Three Months	Nine Months	Year
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30	September 30,	December 31,
	2020	2020	2019	2019	2019

	(in thousands)
Balance at beginning of period	$147	$175	$175	$186	$186
Impact of adopting ASC 326	—	—	—	—	—
Provision for credit losses	—	594	—	—	—
Charge-offs, net	—	(622)	—	(11)	(11)
Balance at end of period	$147	$147	$175	$175	$175

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and had a principal balance of $309.2 million at September 30, 2020 and $449.0 million at December 31, 2019. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 6. RESIDENTIAL PROPERTIES

At September 30, 2020, we owned 82 single-family residential properties, which are all located in Southeastern Florida, and are carried at a total cost, net of accumulated depreciation, of approximately $12.8 million. At December 31, 2019, we owned 85 properties at a net cost of approximately $13.5 million. The income from these properties is included in our consolidated statements of operations as “Income-rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Rental properties depreciation and expenses.” During the three months ended September 30, 2020, we sold one property and realized a gain of approximately $78 thousand. During the nine months ended September 30, 2020, we sold three properties and realized a gain of approximately $201 thousand.

NOTE 7. SHORT-TERM DEBT

We have entered into repurchase agreements. The repurchase agreements that we use to finance most of our MBS are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

We have also entered into a warehouse line of credit with a large financial institution. Warehouse lines of credit are short-term borrowings (generally less than 1 year) that are used to finance the residential mortgage loans that are held-for-securitization. At September 30, 2020 and December 31, 2019, we had borrowed $101.7 million and $133.8 million, respectively, against this warehouse line of credit. The residential mortgage loans held-for-securitization are held as collateral for this warehouse line of credit. As of June 30, 2020, we were not in compliance with one of the covenants under this warehouse line of credit due to the negative impact of the COVID-19 coronavirus pandemic on our stockholders’ equity. In July 2020, we received a waiver by the lender of the non-compliance at June 30, 2020. At September 30, 2020, we were in compliance with the revised covenants under this warehouse line of credit, and we currently expect to maintain compliance with the covenants under this agreement.

Repurchase Agreements

At September 30, 2020 and December 31, 2019, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

September 30, 2020

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
			(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	915,000	0.22	55,783	2.00	970,783	0.32
30 days to 90 days	450,000	0.23	36,961	2.08	486,961	0.37
Over 90 days	—	—	6,849	3.00	6,849	3.00
Demand	—	—	—	—	—	—
	$1,365,000	0.22%	$99,593	2.10%	$1,464,593	0.35%
Weighted average maturity	25 days		43 days		26 days
Weighted average interest rate after adjusting for interest rate swaps					1.44%
Weighted average maturity after adjusting for interest rate swaps					1,091 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$1,440,188		$161,184		$1,601,372

December 31, 2019

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,680,000	2.04	427,873	2.80	2,107,873	2.20
30 days to 90 days	1,550,000	1.89	—	—	1,550,000	1.89
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,230,000	1.97%	$427,873	2.80%	$3,657,873	2.07%

Weighted average maturity	30 days		11 days		28 days
Weighted average interest rate after adjusting for interest rate swaps					2.13%
Weighted average maturity after adjusting for interest rate swaps					978 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,419,375		$535,315		$3,954,690

For additional information on repurchase agreements, see the section in Note 1 entitled “Repurchase Agreements.”

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract at September 30, 2020 and December 31, 2019 (see Notes 1, 9, and 15 to our accompanying unaudited consolidated financial statements for more information on the Company’s interest rate swaps and other derivative instruments):

September 30, 2020

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

	(in thousands)
Derivative assets at fair value(2)	$1,609	$—	$1,609	$(1,609)	$1,330	$279
Total	$1,609	$—	$1,609	$(1,609)	$1,330	$279
Repurchase agreements(3)	$1,464,593	$—	$1,464,593	$(1,464,593)	$—	$—
Warehouse line of credit	101,722	—	101,722	(101,722)	—	—
Derivative liabilities at fair value(2)	88,723	—	88,723	(88,723)	—	—
Total	$1,655,038	$—	$1,655,038	$(1,655,038)	$—	$—

December 31, 2019

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

	(in thousands)
Derivative assets at fair value(2)	$5,833	$—	$5,833	$(5,833)	$367	$(5,466)
Total	$5,833	$—	$5,833	$(5,833)	$367	$(5,466)
Repurchase agreements(3)	$3,657,873	$—	$3,657,873	$(3,657,873)	$—	$—
Warehouse line of credit	133,811	—	133,811	(133,811)	—	—
Derivative liabilities at fair value(2)	52,197	—	52,197	(52,197)	—	—
Total	$3,843,881	$—	$3,843,881	$(3,843,881)	$—	$—
(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)	At September 30, 2020, we had paid approximately $124.0 million on swap and TBA Agency MBS margin calls (included in “Restricted cash”) and we had received cash from counterparties of approximately $1.3 million, which is shown in “Derivative counterparty margin” on our consolidated balance sheets. Our TBA Agency MBS derivatives were approximately $1.6 million in derivative assets at September 30, 2020. Our swap derivatives were approximately $88.7 million in derivative liabilities at September 30, 2020. At December 31, 2019, we had paid approximately $104.7 million on swap and TBA Agency MBS margin calls (included in “Restricted cash”) and we had received cash from counterparties of approximately $367 thousand, which is shown as “Derivative counterparty margin” on our consolidated balance sheets. Our swap derivatives were approximately $5.3 million in derivative assets and approximately $52.2 million in derivative liabilities at December 31, 2019.
(3)	At September 30, 2020, we had pledged approximately $1.44 billion in Agency MBS and approximately $161 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2019, we had pledged approximately $3.42 billion in Agency MBS and approximately $535 million in Non-Agency MBS as collateral on our repurchase agreements.

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

At September 30, 2020, fair value measurements on a recurring basis were as follows:

September 30, 2020

	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Agency MBS(1)	$—	$1,609,761	$—	$1,609,761
Non-Agency MBS(1)	$—	$198,586	$—	$198,586
Derivative instruments(2)	$—	$1,609	$—	$1,609
Liabilities:
Derivative instruments(2)	$—	$88,723	$—	$88,723

At December 31, 2019, fair value measurements on a recurring basis were as follows:

December 31, 2019

	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Agency MBS(1)	$—	$3,510,051	$—	$3,510,051
Non-Agency MBS(1)	$—	$643,610	$—	$643,610
Derivative instruments(2)	$—	$5,833	$—	$5,833
Liabilities:
Derivative instruments(2)	$—	$52,197	$—	$52,197
(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3, “Mortgage-Backed Securities,” to our accompanying unaudited consolidated financial statements.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1, “Organization and Significant Accounting Policies,” and Note 15, “Derivative Instruments,” to our accompanying unaudited consolidated financial statements.

At September 30, 2020 and December 31, 2019, cash and cash equivalents, investments in U.S. Treasury bills, restricted cash, interest receivable, repurchase agreements, reverse repurchase agreements, warehouse line of credit, and interest payable, are reflected in our consolidated financial statements at cost, which approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on our consolidated balance sheets at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment through consolidated securitization trusts	$317,887	$325,413	$458,348	$461,606
Residential mortgage loans held-for-securitization	$123,247	$121,639	$152,922	$154,442
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$309,173	$315,042	$448,987	$450,501

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended September 30, 2020, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock, and Series C Preferred Stock voting together as a single class. Through September 30, 2020, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended September 30, 2020, there were no transactions to convert shares of our Series B Preferred Stock into shares of our common stock.

NOTE 12. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2020, our authorized capital included 200,000,000 shares of common stock, of which 99,140,394 shares were issued and outstanding.

At September 30, 2020, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share). The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights, and preferences as determined by our Board. At September 30, 2020, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding, and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the three months ended September 30, 2020, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or common stock under the FBR Sales Agreement. At September 30, 2020, there was approximately $152.1 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the SEC. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. In December 2019, our Board decided to no longer include the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan as stock available for repurchase. During the three months ended September 30, 2020, we did not repurchase any shares of our common stock under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 15, 2018, we filed a shelf registration statement on Form S-3 with the SEC registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan. During the three months ended September 30, 2020, we issued an aggregate of 93,014 shares of our common stock at a weighted average price of $1.79 per share under the 2018 DRP Plan, resulting in proceeds to us of approximately $167 thousand.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

On April 4, 2019, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which we may offer up to $490,236,182 maximum aggregate offering price of our capital stock. This registration statement was declared effective by the SEC on April 19, 2019. At September 30, 2020, approximately $490.2 million of our capital stock was available for future issuance under this registration statement.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $73.65 per square foot. The base monthly rental for us is $44,802.57, which will be increased by 3% per annum on July 1, 2021. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2020, we expensed $143 thousand and $430 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “General and administrative expenses” on our consolidated statements of operations. During the three and nine months ended September 30, 2019, we expensed $143 thousand and $422 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At September 30, 2020, the future minimum lease commitment was as follows:

				Total
	2020	2021	2022	Commitment

	(in thousands)
Commitment (undiscounted cash flows)	$134	$545	$277	$956
Discounted cash flows on the lease commitment(1)	$129	$516	$257	$902
(1)	The difference between the total commitment amount and the amount on our consolidated balance sheets is due to the amortization of the lease asset and lease liability being done on a straight-line basis rather than by the discounted cash flows.

Under our administrative services agreement with PIA, it provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 2.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter, unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason, and immediately if there is a material breach by PIA. During the three and nine months ended September 30, 2020, we paid fees of $34 thousand and $109 thousand, respectively, to PIA in connection with the administrative services agreement. During the three and nine months ended September 30, 2019, we paid fees of $43 thousand and $139 thousand, respectively, to PIA in connection with the administrative services agreement.

NOTE 14. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our Board, or a committee of our Board, to grant dividend equivalent rights, or DERs, and phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the three months ended September 30, 2020, we granted an aggregate of 8,000 restricted stock units to our independent directors. At September 30, 2020, there was a total of 70,000 restricted stock units issued over several years to our independent directors. These restricted stock units were expensed in the years they were granted.

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

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the three and nine months ended September 30, 2020, the amount expensed on these grants was approximately $4 thousand and $12 thousand, respectively. The unrecognized stock expense on these grants at September 30, 2020 was approximately $124 thousand. During the three and nine months ended September 30, 2019, the amount expensed on these grants was approximately $4 thousand and $12 thousand, respectively.

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

Under the 2014 Equity Plan, a DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and nine months ended September 30, 2020, we paid or accrued $34 thousand and $103 thousand, respectively, related to DERs granted. At September 30, 2020, there were 754,611 DERs issued and outstanding to directors and officers of our Company and employees of our Manager. During the three and nine months ended September 30, 2019, we paid or accrued $70 thousand and $238 thousand, respectively, related to DERs granted.

NOTE 15. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of September 30, 2020 and December 31, 2019:

		September 30,	December 31,
Derivative Instruments	Balance Sheet Location	2020	2019

		(in thousands)
Interest rate swaps	Derivative Assets	$—	$5,302
TBA Agency MBS	Derivative Assets	1,609	531
		$1,609	$5,833
Interest rate swaps	Derivative Liabilities	88,723	52,197
		$88,723	$52,197

Interest Rate Swap Agreements

At September 30, 2020, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $765 million and a weighted average maturity of approximately 70 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the interest rate swaps, we pay a fixed-rate of interest during the term of the interest rate swaps (ranging from 1.5455% to 3.2205%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended September 30, 2020, we did not enter into any new interest rate swaps. During the three months ended September 30, 2020, two interest rate swaps with an aggregate notional amount of $150 million matured or were terminated.

At September 30, 2020, the amount in AOCI relating to interest rate swaps was approximately $4.9 million. The estimated net amount of the existing losses that were reported in AOCI at September 30, 2020 that is expected to be reclassified into earnings within the next twelve months is approximately $2.3 million.

For the three months ended September 30, 2020 and September 30, 2019, we had a loss of approximately $0.3 million and a loss of approximately $28.7 million, respectively, on interest rate swaps. For the nine months ended September 30, 2020 and September 30, 2019, we had a loss of approximately $110.3 million and a loss of approximately $120.1 million, respectively, on interest rate swaps.

At September 30, 2020 and December 31, 2019, our interest rate swaps (which were all done through the central clearing houses) had the following notional amounts, weighted average fixed rates, and remaining terms:

	September 30, 2020			December 31, 2019
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$50,000	1.86%	1	$541,000	1.70%	7
1 year to 2 years	—	—	—	190,000	1.63	21
2 years to 3 years	—	—	—	335,000	1.65	34
3 years to 4 years	50,000	1.55	37	295,000	1.71	45
4 years to 5 years	250,000	1.84	60	550,000	2.18	61
5 years to 7 years	365,000	2.75	86	390,000	2.51	85
7 years to 10 years	50,000	3.22	99	200,000	2.94	103
	$765,000	2.34%	70	$2,501,000	2.02%	48

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1, “Organization and Significant Accounting Policies – Derivative Financial Instruments – Risk Management,” for more information on TBA Agency MBS. During the three and nine months ended September 30, 2020, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $4.3 million and $19.4 million, respectively. During the three and nine months ended September 30, 2019, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $4.0 million and $14.6 million, respectively. The types of securities involved in these TBA contracts are Fannie Mae 30-year fixed-rate securities with coupons generally ranging from 2% to 3%. At September 30, 2020, the net notional amount of the TBA Agency MBS was $700 million.

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

NOTE 17. EARNINGS PER SHARE

The computation of earnings per share, or EPS, for the three and nine months ended September 30, 2020 and September 30, 2019 was as follows:

	Net Income (Loss)
	to Common	Average	Income (Loss)
	Stockholders	Shares	per Share

	(in thousands)
For the three months ended September 30, 2020
Basic EPS	$19,572	99,108	$0.20
Effect of dilutive securities	305	4,680	(0.01)
Diluted EPS	$19,877	103,788	$0.19
For the three months ended September 30, 2019
Basic EPS	$(19,789)	98,739	$(0.20)
Effect of dilutive securities	—	—	—
Diluted EPS	$(19,789)	98,739	$(0.20)

	Net (Loss)
	to Common	Average	(Loss)
	Stockholders	Shares	per Share

	(in thousands)
For the nine months ended September 30, 2020
Basic EPS	$(134,004)	98,995	$(1.35)
Effect of dilutive securities	—	—	—
Diluted EPS	$(134,004)	98,995	$(1.35)
For the nine months ended September 30, 2019
Basic EPS	$(92,054)	98,638	$(0.93)
Effect of dilutive securities	—	—	—
Diluted EPS	$(92,054)	98,638	$(0.93)

NOTE 18. SUBSEQUENT EVENTS

None.

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

Our Investment Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS, and residential mortgage loans at September 30, 2020 and December 31, 2019:

	September 30,		December 31,
	2020		2019
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$1,609,761	71.56%	$3,510,051	73.66%
Non-Agency MBS	198,586	8.83	643,610	13.51
Total MBS	$1,808,347	80.39%	$4,153,661	87.17%
Residential mortgage loans held-for-securitization	123,247	5.48	152,922	3.21
Residential mortgage loans held-for-investment through consolidated securitization trusts	317,887	14.13	458,348	9.62
Total mortgage-related assets	$2,249,481	100.00%	$4,764,931	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk, and credit-related events.

At September 30, 2020 and December 31, 2019, the fair value of our MBS portfolio and its allocation were approximately as follows:

	September 30,	December 31,
	2020	2019

	(dollar amounts in thousands)
Fair value of MBS	$1,808,347	$4,153,661
Adjustable-rate Agency MBS less than 1-year reset	20%	12%
Adjustable-rate Agency MBS 1-3 year reset	8	2
Adjustable-rate Agency MBS 3-5 year reset	—	3
Adjustable-rate Agency MBS greater than 5-year reset	4	2
Total Adjustable-Rate Agency MBS	32%	19%
15-year fixed-rate Agency MBS	2	1
20-year fixed-rate Agency MBS	9	5
30-year fixed-rate Agency MBS	46	60
Non-Agency MBS	11	15
Total MBS	100%	100%

Results of Operations

Three Months Ended September 30, 2020 as Compared to September 30, 2019

For the three months ended September 30, 2020, our net income to common stockholders was $19.6 million, or $0.20 per basic and $0.19 per diluted share, based on a weighted average of 99.1 million basic and 103.8 million diluted shares outstanding, respectively. This included net income of $21.9 million and the payment of preferred dividends of $2.3 million. For the three months ended September 30, 2019, our net loss to common stockholders was $(19.8) million, or $(0.20) per basic and diluted share, based on a weighted average of 98.7 million basic and diluted shares outstanding. This included a net loss of $(17.5) million and the payment of preferred dividends of $2.3 million.

Net interest income after provision for credit losses for the three months ended September 30, 2020 totaled $6.5 million, or 30.1% of gross income, as compared to $9.0 million, or 20.8% of gross income, for the three months ended September 30, 2019. Net interest income, after provision for credit losses, is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income, less interest expense from borrowings and less provision for credit losses. Interest and other income (net of premium amortization expense) for the three months ended September 30, 2020 was $12.7 million, as compared to $36.9 million for the three months ended September 30, 2019, a decrease of 65.7%, due primarily to a decrease in income on securitized residential mortgage loans of approximately $1.6 million (due primarily to paydowns on this portfolio), a decrease in the weighted average portfolio outstanding, from $3.60 billion during the three months ended September 30, 2019 to approximately $1.80 billion during the three months ended September 30, 2020, and a decrease in the weighted average coupons on MBS, from 4.00% during the three months ended September 30, 2019 to 3.72% during the three months ended September 30, 2020, a decrease in other interest income of approximately $669 thousand (due to less income earned on restricted cash balances), and an increase in premium amortization expense of $2.7 million, partially offset by an increase in interest income on loans held-for-securitization of approximately $43 thousand.

Interest expense for the three months ended September 30, 2020 was approximately $6.1 million, as compared to approximately $27.9 million for the three months ended September 30, 2019, a decrease of approximately 78.1%, which resulted primarily from a decrease in the average repurchase agreement borrowings outstanding, from $3.23 billion at September 30, 2019 to $1.59 billion at September 30, 2020, a decrease in the weighted average interest rates, from 2.62% at September 30, 2019 to 0.37% at September 30, 2020, and a decrease in interest expense on ABS of approximately $1.6 million (due primarily to paydowns), a decrease in interest expense on the warehouse line of credit of approximately $342 thousand, and a decrease in interest expense on junior subordinated notes of approximately $188 thousand.

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

During the three months ended September 30, 2020, premium amortization expense increased $2.7 million, or 42.8%, to approximately $9.1 million, from approximately $6.4 million during the three months ended September 30, 2019, due primarily to increased future prepayment assumptions.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the quarterly prepayment of principal of our MBS during 2020 and 2019:

	2020			2019
	Third	Second	First	Third	Second	First
Portfolio	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
MBS	39%	33%	18%	21%	18%	13%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. During the three months ended September 30, 2020, we did not sell any Agency MBS. During the three months ended September 30, 2019, we sold approximately $59.6 million of Agency MBS and realized a net gain of approximately $0.4 million. During the three months ended September 30, 2020, we did not have any Agency MBS trading investments, as compared to unrealized gains of $1.9 million on Agency MBS trading investments during the three months ended September 30, 2019. During the three months ended September 30, 2020 and September 30, 2019, we recognized a gain (including derivative income) of approximately $4.3 million and approximately $4.0 million, respectively, on TBA Agency MBS. During the three months ended September 30, 2020 and September 30, 2019, we did not sell any of our residential mortgage loans. At March 31, 2020, we designated our Non-Agency MBS as trading securities. The unrealized gain or loss on these securities, which had been formally recorded in AOCI, is now recorded as an unrealized gain or loss on our statement of operations. During the three months ended September 30, 2020, we had a net gain on these securities of approximately $13.7 million. During 2019, we did not classify our Non-Agency MBS as trading securities. During the three months ended September 30, 2019, approximately $3.7 million of Non-Agency MBS were called or sold for a net loss of $0.2 million.

During the three months ended September 30, 2020, we had a loss on interest rate swaps, recognized in our consolidated statements of operations, of approximately $0.3 million, consisting primarily of $4.1 million in net cash settlements paid, approximately $0.8 million in AOCI amortization, and the difference of approximately $4.6 million in the positive change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements for additional information). During the three months ended September 30, 2019, we had a loss on interest rate swaps recognized in our consolidated statements of operations of approximately $28.7 million, consisting primarily of $2.1 million in net cash settlements received, approximately $1.0 million in AOCI amortization, and the difference of approximately $29.8 million in the negative change in fair value. During the three months ended September 30, 2020, we earned rental income on our residential properties portfolio of approximately $416 thousand, as compared to rental income on our residential properties portfolio of approximately $469 thousand during the three months ended September 30, 2019.

Total expenses were approximately $2.8 million for the three months ended September 30, 2020, as compared to approximately $3.3 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, we incurred management fees of approximately $1.4 million, which is based on a percentage of our equity (see Note 13, “Transactions With Affiliates,” to our accompanying unaudited consolidated financial statements for more information), as compared to management fees of approximately $1.6 million for the three months ended September 30, 2019. Rental properties depreciation and expenses decreased by approximately $42 thousand during the three months ended September 30, 2020. “General and administrative expenses” decreased by approximately $90 thousand during the three months ended September 30, 2020.

Nine Months Ended September 30, 2020 as Compared to September 30, 2019

For the nine months ended September 30, 2020, our net loss to common stockholders was $(134.0) million, or $(1.35) per basic and diluted share, based on a weighted average of 99.0 million basic and diluted shares outstanding. This included a net loss of $(127.1) million and the payment of preferred dividends of $6.9 million. For the nine months ended September 30, 2019, our net loss to common stockholders was $(92.1) million, or $(0.93) per basic and diluted share, based on a weighted average of 98.6 million basic and diluted shares outstanding. This included a net loss of $(85.2) million and the payment of preferred dividends of $6.9 million.

Net interest income, after provision for credit losses of approximately $620 thousand, for the nine months ended September 30, 2020 totaled $28.7 million, or 32.3% of gross income, as compared to $25.6 million, or 18.4% of gross income, for the nine months ended September 30, 2019. Net interest income, after provision for credit losses, is comprised of the interest income earned on our mortgage investments (net of premium amortization expense) and other income, less interest expense from borrowings and less provision for credit losses. Interest and other income (net of premium amortization expense) for the nine months ended September 30, 2020 was $68.8 million, as compared to $119.3 million for the nine months ended September 30, 2019, a decrease of 42.3%, due primarily to a decrease in income on securitized residential mortgage loans of approximately $3.9 million (due primarily to paydowns on this portfolio), a decrease in the weighted average portfolio outstanding, from $4.05 billion during the nine months ended September 30, 2019 to approximately $2.56 billion during the nine months ended September 30, 2020, and a decrease in the weighted average coupons on MBS, from 3.93% during the nine months ended September 30, 2019 to 3.75% during the nine months ended September 30, 2020, and a decrease in other interest income of approximately $1.1 million (due primarily to less income earned on restricted cash balances), and an increase in premium amortization expense of $0.1 million, partially offset by an increase in interest income on loans held-for-securitization of approximately $2.1 million.

Interest expense for the nine months ended September 30, 2020 was approximately $39.5 million, as compared to approximately $93.7 million for the nine months ended September 30, 2019, a decrease of approximately 57.8%, which resulted primarily from a decrease in the average repurchase agreement borrowings outstanding, from $3.58 billion at September 30, 2019 to $2.34 billion at September 30, 2020, a decrease in the weighted average interest rates, from 2.76% at September 30, 2019 to 1.35% at September 30, 2020, and a decrease in interest expense on ABS of approximately $3.9 million (due primarily to paydowns), partially offset by an increase in interest expense on the warehouse line of credit of approximately $0.8 million.

During the nine months ended September 30, 2020, premium amortization expense increased $0.1 million, or 0.7%, to $19.9 million, from $19.8 million during the nine months ended September 30, 2019, due primarily to increased future prepayment assumptions, partially offset by a smaller portfolio balance.

During the nine months ended September 30, 2020, we sold approximately $1.4 billion of Agency MBS and realized a net gain of approximately $19.8 million. During the nine months ended September 30, 2019, we sold approximately $2.3 billion of Agency MBS and realized a net loss of approximately $12.4 million. During the nine months ended September 30, 2020, we had unrealized losses of approximately $1.1 million on Agency MBS trading investments, as compared to unrealized gains of $17.8 million on Agency MBS trading investments during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we had a net loss on Non-Agency MBS trading securities of approximately $20.6 million. We also had a net loss on the sale of available-for-sale Non-Agency MBS of approximately $55.4 million. During the nine months ended September 30, 2019, approximately $23.7 million of Non-Agency MBS were called or sold and we realized a loss of approximately $208 thousand. During the nine months ended September 30, 2020 and September 30, 2019, we recognized a gain (including derivative income) of approximately $19.4 million and approximately $14.6 million, respectively, on TBA Agency MBS. During the nine months ended September 30, 2020 and September 30, 2019, we did not sell any of our residential mortgage loans.

During the nine months ended September 30, 2020, we had a loss on interest rate swaps, recognized in our consolidated statements of operations, of approximately $110.3 million, consisting primarily of $7.6 million in net cash settlements paid, approximately $2.7 million in AOCI amortization, and the difference of approximately $100.0 million in the negative change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1, “Organization and Significant Accounting Policies,” to our accompanying unaudited consolidated financial statements for additional information). During the nine months ended September 30, 2019, we had an unrealized loss on interest rate swaps recognized in our consolidated statements of operations of approximately $120.1 million, consisting primarily of $11.4 million in net cash settlements received, approximately $3.0 million in AOCI amortization, and the difference of approximately $128.5 million in the negative change in fair value. During the nine months ended September 30, 2020, we earned rental income on our residential properties portfolio of approximately $1.3 million, as compared to rental income on our residential properties portfolio of approximately $1.4 million during the nine months ended September 30, 2019.

Total expenses were approximately $8.9 million for the nine months ended September 30, 2020, as compared to approximately $10.0 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we incurred management fees of approximately $4.3 million, which is based on a percentage of our equity (see Note 13, “Transactions With Affiliates,” to our accompanying unaudited consolidated financial statements for more information), as compared to management fees of approximately $5.1 million for the nine months ended September 30, 2019. Rental properties depreciation and expenses increased by approximately $58 thousand during the nine months ended September 30, 2020. “General and administrative expenses” decreased by approximately $372 thousand during the nine months ended September 30, 2020.

Financial Condition

MBS Portfolio

At September 30, 2020, we held Agency MBS which had an amortized cost of approximately $1.54 billion, consisting primarily of $0.56 billion of adjustable-rate MBS and $0.98 billion of fixed-rate MBS. This amount represented a decrease of approximately 56% from the approximately $3.46 billion held at December 31, 2019. Of the adjustable-rate Agency MBS owned by us, approximately 64% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 36% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At September 30, 2020, as our Non-Agency MBS are now designated as trading securities, they had a carrying value and fair value of approximately $198.6 million. At December 31, 2019, our Non-Agency MBS had an amortized cost of approximately $613.6 million, a fair value of approximately $643.6 million, and a contractually required principal balance of approximately $801.9 million. Due to the COVID-19 coronavirus pandemic, there was much volatility in the markets, and we sold a substantial portion of our Agency MBS and Non-Agency MBS portfolios to meet margin calls from our lenders.

The following table presents a schedule of the fair value of our MBS owned at September 30, 2020 and December 31, 2019, as classified by type of issuer:

	September 30, 2020		December 31, 2019
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$966,123	53.4%	$2,617,084	63.0%
Freddie Mac (FHLMC)	643,638	35.6	892,967	21.5
Non-Agency MBS	198,586	11.0	643,610	15.5
Total MBS	$1,808,347	100.0%	$4,153,661	100.0%

The following table classifies our portfolio of MBS owned at September 30, 2020 and December 31, 2019 by type of interest rate index:

	September 30, 2020		December 31, 2019
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$337	—%	$386	—%
Six-month LIBOR	1,174	—	1,426	—
One-year LIBOR	557,786	30.8	767,275	18.5
Six-month certificate of deposit	189	—	297	—
One-year constant maturity treasury	13,774	0.8	17,552	0.4
Cost of Funds Index	1,903	0.1	2,532	0.1
15-year fixed-rate	38,219	2.1	48,226	1.2
20-year fixed-rate	168,948	9.4	194,577	4.7
30-year fixed-rate	827,431	45.8	2,477,780	59.6
Total Agency MBS	$1,609,761	89.0%	$3,510,051	84.5%
Non-Agency MBS	198,586	11.0	643,610	15.5
Total MBS	$1,808,347	100.0%	$4,153,661	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019 were as follows:

	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2019
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.16%	3.47%	3.78%	3.95%
Hybrid adjustable-rate Agency MBS	2.74	2.76	2.78	2.78
15-year fixed-rate Agency MBS	3.50	3.50	3.50	3.50
20-year fixed-rate Agency MBS	3.56	3.56	3.56	3.56
30-year fixed-rate Agency MBS	4.00	4.00	3.79	3.56
Total Agency MBS	3.58%	3.66%	3.64%	3.54%
Average Amortized Cost:
Adjustable-rate Agency MBS	$102.02	$102.16	$101.96	$102.04
Hybrid adjustable-rate Agency MBS	101.51	101.84	102.09	102.11
15-year fixed-rate Agency MBS	101.51	101.72	101.75	101.81
20-year fixed-rate Agency MBS	103.35	103.76	103.83	103.96
30-year fixed-rate Agency MBS	102.23	102.51	102.54	102.33
Total Agency MBS	$102.18	$102.44	$102.47	$102.35
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.51%	3.57%	3.56%	3.46%

At September 30, 2020 and December 31, 2019, the unamortized net premium paid for our Agency MBS was approximately $32.8 million and approximately $79.4 million, respectively.

At September 30, 2020, the current yield on our Agency MBS increased to 3.51%, from 3.46% at December 31, 2019. This increase was due primarily to an increase in the weighted average coupon. As noted in the trend above, the weighted average coupon has increased by approximately 4 basis points from December 31, 2019. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

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

The following table summarizes our Non-Agency MBS portfolio by type at September 30, 2020 and December 31, 2019:

September 30, 2020

		Weighted Average
	Fair		Fair Market
Portfolio Type	Value	Coupon	Price
	(in thousands)
Legacy Non-Agency MBS	$104,180	5.23%	$62.80
Non-performing	1,000	5.00	100.00
Credit Risk Transfer	93,406	4.11	97.06
Total Non-Agency MBS	$198,586	4.82%	$75.47

December 31, 2019

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield

	(in thousands)
Legacy Non-Agency MBS	$497,408	$477,786	$655,447	72.9%	5.52%	5.49%
Non-performing	11,052	10,938	11,000	99.4	5.50	6.05
Credit Risk Transfer	135,150	124,852	135,489	92.2	4.20	5.80
Total Non-Agency MBS	$643,610	$613,576	$801,936	76.5%	5.30%	5.56%

Financing

The following information pertains to our repurchase agreement borrowings at September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019:

	September 30,		June 30,		March 31,		December 31,
	2020		2020		2020		2019

	(dollar amounts in thousands)
Total repurchase agreements outstanding		$1,464,593		$1,697,181		$2,473,134	$3,657,873
Average repurchase agreements outstanding during the quarter		$1,587,115		$1,919,736		$3,476,576	$3,322,672
Average repurchase agreements outstanding during the year	$	N/A	$	N/A	$	N/A	$3,516,634
Maximum monthly amount during the quarter		$1,621,431		$1,847,853		$3,607,774	$3,657,873
Maximum monthly amount during the year	$	N/A	$	N/A	$	N/A	$4,214,226
Average interest rate on outstanding repurchase agreements		0.35%		0.39%		1.86%	2.07%
Average days to maturity		26 days		23 days		29 days	28 days
Average interest rate after adjusting for interest rate swaps		1.44%		1.24%		2.15%	2.13%
Weighted average maturity after adjusting for interest rate swaps		1,091 days		983 days		859 days	978 days

At September 30, 2020, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

September 30, 2020

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	915,000	0.22	55,783	2.00	970,783	0.32
30 days to 90 days	450,000	0.23	36,961	2.08	486,961	0.37
Over 90 days	—	—	6,849	3.00	6,849	3.00
Demand	—	—	—	—	—	—
	$1,365,000	0.22%	$99,593	2.10%	$1,464,593	0.35%
Weighted average maturity	25 days		43 days		26 days
Weighted average interest rate after adjusting for interest rate swaps					1.44%
Weighted average maturity after adjusting for interest rate swaps					1,091 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$1,440,188		$161,184		$1,601,372

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

The weighted average interest rate on outstanding repurchase agreements, after adjusting for interest rate swaps, decreased from 2.13% at December 31, 2019 to 1.44% at September 30, 2020. The decrease was due primarily to a decrease in the repurchase agreement weighted average interest rate, from 2.07% at December 31, 2019 to 0.35% at September 30, 2020.

Residential Mortgage Loans Held-for-Securitization

At September 30, 2020, we owned approximately $123.2 million of Non-QM loans, which are being held-for-securitization. Non-QM loans do not comply with the rules of the Consumer Financial Protection Bureau, or the CFPB, relating to Qualified Mortgages. Post-crisis, the CFPB issued rules on what is required for a loan to be qualified as a Qualified Mortgage, or QM. These rules have certain requirements, such as debt-to-income ratio, being fully-amortizing, and limits on loan fees. Non-QM loans do not comply with at least one of these requirements, but that does not necessarily imply that they carry more risk. Even though these loans may not have traditional documentation of income, such as a Form W-2 or paychecks, they generally have stated income and may have alternate documentation, such as bank statements, CPA letters, or tax returns. The loans we are acquiring have high FICO scores, as well as other strong borrower attributes, which are factors we analyze in making acquisitions. See Note 4, “Residential Mortgage Loans Held-for-Securitization,” to our accompanying unaudited consolidated financial statements for more information regarding the residential mortgage loans held-for-securitization.

These loans are financed by a warehouse line of credit. In July 2020, we entered into a new agreement with the same lender to renew the line of credit in the amount of $300 million and a term of one year. At September 30, 2020, the amount outstanding on this line of credit (including warehouse transaction costs) was $101.7 million. The interest rate on the amounts advanced under this line of credit is at LIBOR + 3.00%, which was approximately 3.46% for the three months ended September 30, 2020. Additionally, we paid a facility fee on this line of credit for the first six months of 2020, which was approximately $375 thousand. Under the terms of the new agreement, the facility fee was terminated and we now pay a funding fee of 0.50% on new advances under this line of credit with a minimum fee of $150 thousand per quarter. During the three months ended September 30, 2020, this funding fee was $150 thousand. Various fees plus legal fees paid to secure this line of credit are being amortized over one year. See Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

At September 30, 2020, we owned approximately $8.7 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment through consolidated securitization trusts) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 5, “Variable Interest Entities,” to our accompanying unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At September 30, 2020, we owned 82 single-family residential properties, which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $12.8 million. During the three and nine months ended September 30, 2020, we sold one property and three properties, respectively, for a gain of approximately $78 thousand and $201 thousand, respectively. At December 31, 2019, we owned 85 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $13.5 million.

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

The following table relates to our interest rate swaps at September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019:

	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2019
Aggregate notional amount of interest rate swaps	$765 million	$915 million	$1.276 billion	$2.501 billion
Average maturity of interest rate swaps	5.8 years	5.1 years	4.6 years	4.0 years
Weighted average fixed-rate paid on interest rate swaps	2.34%	2.23%	2.10%	2.02%

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At September 30, 2020, the net unrealized loss in AOCI on the interest rate swaps was approximately $4.9 million, as compared to a net unrealized loss in AOCI of approximately $7.6 million at December 31, 2019.

For more information on the amounts, policies, objectives, and other qualitative data on our derivatives, see Notes 1, 9, and 15 to our accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements, which totaled approximately $1.46 billion at September 30, 2020. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $1.44 billion in Agency MBS and approximately $161 million in Non-Agency MBS. Our other significant sources of funds for the three months ended September 30, 2020 consisted of payments of principal from our MBS portfolio in the amount of approximately $219.6 million.

For the three months ended September 30, 2020, there was a net decrease in cash, cash equivalents, and restricted cash of approximately $4.9 million. This consisted of the following components:

◾	Net cash provided by operating activities for the three months ended September 30, 2020 was approximately $6.3 million. This was comprised primarily of net income of approximately $21.9 million and adjusting for the following non-cash items: the amortization of premiums and discounts on MBS of approximately $9.1 million; depreciation on rental properties of approximately $118 thousand; amortization of restricted stock of $4 thousand; amortization of premium on residential loans of approximately $216 thousand; and a loss on interest rate swaps of approximately $1.2 million, offset by net settlements on interest rate swaps of approximately $4.9 million, a gain on TBA Agency MBS, net of derivative income, of approximately $4.3 million; a net gain on Non-Agency MBS of approximately $13.7 million; and a gain on the sale of residential properties of $78 thousand. Net cash provided by operating activities also included a decrease in accrued expenses and payables of approximately $5.1 million; an increase in interest receivable of approximately $2.2 million, partially offset by a decrease in prepaid expense and other assets of approximately $4.2 million and an increase in accrued interest payable of approximately $40 thousand.
◾	Net cash provided by investing activities for the three months ended September 30, 2020 was approximately $227.4 million, which consisted of $219.6 million from principal payments on MBS; principal payments on residential mortgage loans of $7.7 million; and proceeds from the sales of residential properties of approximately $234 thousand, partially offset by improvements on residential properties of approximately $52 thousand.
◾	Net cash used in financing activities for the three months ended September 30, 2020 was approximately $238.6 million. This consisted of borrowings on repurchase agreements of approximately $3.06 billion, offset by repayments on repurchase agreements of approximately $3.29 billion; derivative counterparty margin of approximately $0.7 million; dividends paid of approximately $5.0 million on common stock; dividends paid of approximately $2.3 million on preferred stock; repayments on our warehouse line of credit of approximately $3.2 million, partially offset by net settlements of TBA Agency MBS of approximately $4.9 million and common stock issued of approximately $170 thousand.

At September 30, 2020, our leverage (excluding the ABS issued by securitization trusts) on total capital (including all preferred stock and junior subordinated notes) decreased from 6.2x at December 31, 2019 to 3.4x at September 30, 2020. The decrease in our leverage was due primarily to a decrease in repurchase agreements and credit line outstanding, from $3.79 billion at December 31, 2019 to $1.57 billion at September 30, 2020, partially offset by a decrease in our total capital (as described above), from $609.4 million at December 31, 2019 to $456.8 million at September 30, 2020.

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

During the three months ended September 30, 2020, we raised approximately $167 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. During the three months ended September 30, 2020, we did not sell any shares of our Series B Preferred Stock, Series C Preferred Stock, or our common stock under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number, and timing of share repurchases will be subject to market conditions and applicable rules of the SEC. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended September 30, 2020, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended September 30, 2020, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2020 was approximately $399.9 million. Common stockholders’ equity was approximately $301.7 million, or a book value of $3.04 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of AFS Agency MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our AFS Agency MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income” on AFS Agency MBS was approximately $66.6 million, or 4.3% of the amortized cost of our AFS Agency MBS, at September 30, 2020. This, along with “Accumulated other comprehensive (loss), derivatives” of approximately $(4.9) million, constituted the total “Accumulated other comprehensive income” of approximately $61.7 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to our operating results presented in accordance with GAAP, the following table includes the following non-GAAP financial measures: core earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense, and effective cost of funds. The table below reconciles our net income to common stockholders for the three and nine months ended September 30, 2020 to core earnings for the same period. Core earnings represents net income to common stockholders (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below.

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

These non-GAAP financial measures should not be used as a substitute for our operating results for the three and nine months ended September 30, 2020. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Amount	Per Share	Amount	Per Share
	(in thousands)		(in thousands)
Net income (loss) to common stockholders	$19,572	$0.20	$(134,004)	$(1.35)
Adjustments to derive core earnings:
Realized net (gain) on sales of Agency MBS	—	—	(15,805)	(0.16)
Realized net loss on sales of Non-Agency MBS	—	—	55,390	0.56
Realized net (gain) on sales of Agency MBS held as trading investments	—	—	(2,840)	(0.03)
Net (gain) loss on Non-Agency MBS held as trading securities(1)	(13,679)	(0.14)	20,617	0.21
Loss on interest rate swaps, net	341	—	110,348	1.11
(Gain) on derivatives-TBA Agency MBS, net	(4,327)	(0.04)	(19,376)	(0.20)
(Gain) on sales of residential properties	(78)	—	(201)	(0.00)
Net settlement on interest rate swaps after de-designation(2)	(4,076)	(0.04)	(7,631)	(0.08)
Dollar roll income on TBA Agency MBS(3)	2,586	0.03	3,439	0.03
Premium amortization on MBS	9,075	0.09	19,935	0.20
Paydown expense(4)	(5,926)	(0.06)	(16,580)	(0.17)
Depreciation expense on residential rental properties(5)	118	—	358	—
Deferred payments on modifications/forbearance agreements(6)	—	—	301	—
Core earnings	$3,606	$0.04	$13,951	$0.14
Basic weighted average number of shares outstanding	99,108		98,995
(1)	At March 31, 2020, we designated our Non-Agency MBS as trading securities. The unrealized gain or loss, instead of being recorded in AOCI as had been previously done, is now recognized through earnings.
(2)	Net settlements on interest rate swaps after de-designation include all subsequent net payments made or received on interest rate swaps which were de-designated as hedges in August 2014 and also on any new interest rate swaps entered into after that date. These amounts are recorded in “Unrealized loss on interest rate swaps, net.”
(3)	Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “Gain (loss) on derivatives, net” that is shown on our unaudited consolidated statements of operations.
(4)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the three-month period.
(5)	Depreciation expense is added back in the core earnings calculation, as it is a non-cash item, and it is similarly added back in other companies’ calculation of core earnings or funds from operations.
(6)	The trustee reported these as losses in the securitization trusts, but these payments are due upon liquidation or maturity.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency MBS are primarily based on third party bid price indications provided by independent third-party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. The unrealized losses on our Agency MBS were primarily caused by fluctuations in interest rates due to market volatility resulting from the COVID-19 coronavirus pandemic and its negative effect on the economy, and not due to credit quality. At September 30, 2020, we did not have the intent to sell these investments, nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The payments of principal and interest on these securities are guaranteed by Fannie Mae and Freddie Mac, which are under the conservatorship of the U.S. government. Accordingly, there is zero loss expectation on these securities, and no allowance for credit losses has been recorded. Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations. For more detail on the fair value of our Agency MBS, see Note 9, “Fair Values of Financial Instruments,” to our accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including pricing from independent pricing services, prices obtained from well-known major financial brokers that make markets in these instruments, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. Upon the adoption of CECL on January 1, 2020, the unrealized losses on our investments in Non-Agency MBS were primarily caused by fluctuations in interest. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At March 31, 2020, we designated these securities as trading securities, and they are carried at fair value. See the section on Non-Agency MBS under the caption, “Mortgage-Backed Securities,” in Significant Accounting Policies in Note 1.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “Accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our consolidated balance sheets, recognizing changes in the fair value in current-period income. At September 30, 2020, none of our derivative instruments were designated as hedges for accounting purposes.

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

None.

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

At September 30, 2020, our MBS and the related repurchase agreement borrowings will prospectively reprice based on the following time frames:

September 30, 2020

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$38,219	2.1%	$—	—%
20-year fixed-rate investments	168,948	9.3	—	—
30-year fixed-rate investments	827,431	45.8	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	45,362	2.5	1,365,000	93.2
Greater than 3 months and less than 1 year	321,802	17.8	—	—
Greater than 1 year and less than 3 years	135,298	7.5	—	—
Greater than 3 years and less than 5 years	—	—	—	—
Greater than 5 years	72,701	4.0	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	21,604	1.2	92,744	6.3
Hybrid MBS (greater than 3 months)	4,128	0.2	6,849	0.5
Fixed-rate MBS	172,854	9.6	—	—
Total MBS Portfolio	$1,808,347	100.0%	$1,464,593	100.0%
(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2019, our MBS and the related borrowings will prospectively reprice based on the following time frames:

December 31, 2019

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$48,226	1.2%	$—	—%
20-year fixed-rate investments	194,577	4.7	—	—
30-year fixed-rate investments	2,477,780	59.6	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	62,788	1.5	3,230,000	88.3
Greater than 3 months and less than 1 year	429,685	10.3	—	—
Greater than 1 year and less than 3 years	68,650	1.7	—	—
Greater than 3 years and less than 5 years	126,949	3.1	—	—
Greater than 5 years	101,396	2.4	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	42,978	1.0	427,873	11.7
Hybrid MBS	18,717	0.5	—	—
Fixed-rate MBS	581,915	14.0	—	—
Total MBS Portfolio	$4,153,661	100.0%	$3,657,873	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

Our Agency MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our accompanying unaudited consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. At September 30, 2020, the fair value adjustment of our Agency MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $66.6 million, from a positive adjustment (other comprehensive income) of approximately $43.6 million at December 31, 2019.

Our Non-Agency MBS are classified as trading securities and are carried at fair value. Changes in fair value are recorded through earnings. The market value of these securities can fluctuate based on changes in interest rates and other factors. During the three months ended September 30, 2020, the net gain on these securities due to changes in fair value were approximately $13.7 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2020, our MBS had a weighted average term to next rate adjustment of approximately 21 months, while our repurchase agreement borrowings had a weighted average term to next rate adjustment of 26 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment on our repurchase agreement borrowings was 1,091 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

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

At September 30, 2020, we had unrestricted cash of approximately $37.7 million, $169.6 million in unpledged Agency MBS, and $37.4 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the following table projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swaps). These projections are based on investments in place at September 30, 2020 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(1)%	(2)%	0.0%
0%	0%	0.0%
1%	5%	(0.5)%
2%	(5)	(2.1)%

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

The outbreak of the COVID-19 coronavirus has resulted in a global pandemic. Federal, state, and local governments, both domestic and foreign, have restricted travel and/or the movement of their citizens, due to the ongoing and evolving situation around COVID-19 coronavirus pandemic. The outbreak in the U.S. has led to many state and local governments cancelling events, closing schools, and mandating stay-at-home orders. This has caused many businesses to either temporarily or permanently close which, in response, has caused millions of Americans to file for unemployment benefits. State and local governments have been working with the Federal government to mitigate both the health and economic consequences of the disease. In working with the Federal government, many lenders have been offering forbearance agreements to borrowers who cannot make their mortgage payments and are delaying foreclosures. Many landlords have delayed evictions for tenants who cannot pay their rent. The Federal government lowered the Federal Funds rate to zero and injected trillions of dollars into the repurchase agreement and other lending markets. The U.S. Congress passed the CARES Act, which provided $2.2 trillion in funds for banks to extend corporate loans for employees’ payroll and business continuity. As a result of the pandemic and its economic impact, financial markets, including the mortgage market, experienced substantial declines and heightened volatility. While the longer-term effects on the U.S. economy, the stock market, and the mortgage market cannot be determined at this time, our Company, our stock price, our book value, our assets, and our results of operations may be materially and adversely impacted by these events.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

(a)	Additional Disclosures. None.
(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the three months ended September 30, 2020. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 16, 2020 as DEF 14A.

Item 6.      Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 5, 2020	/s/ JOSEPH E. MCADAMS
Joseph E. McAdams
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 5, 2020	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)