Form 10-K
period 2020-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2021-02-26
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻    No  ⌧

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

⌧Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ◻    No  ⌧

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2020 was approximately $165,192,735.

As of February 24, 2021, the registrant had 99,303,982 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2021 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2020

PART I

Item 1.     BUSINESS

Overview

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities, or MBS, and residential mortgage loans, which presently includes the following types of investments:

◾	Agency mortgage-backed securities, or Agency MBS, which include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac;
◾	Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and
◾	Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 86) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by a warehouse line of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Proposed Merger with Ready Capital Corporation

On December 6, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ready Capital Corporation, a Maryland corporation (“Ready Capital”), and RC Merger Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“Merger Sub”), pursuant to which, subject to the terms and conditions therein, our Company will be merged with and into Merger Sub, with Merger Sub remaining as a wholly owned subsidiary of Ready Capital (such transaction, the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.01 per share (“Anworth Common Stock”), issued and outstanding immediately prior to the Effective Time (excluding any shares held by Ready Capital, Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive from Ready Capital (i) 0.1688 shares of common stock, par value $0.0001, of Ready Capital (“Ready Capital Common Stock”), plus (ii) $0.61 in cash minus the Per Share Excess Amount, in each case, subject to adjustment as provided in the Merger Agreement. The Per Share Excess Amount means an amount, if any, per share by which our termination expenses and transaction expenses exceed $32.5 million. Cash will be paid in lieu of any fractional shares of Ready Capital Common Stock that would have been received as a result of the Merger.

Additionally, at the Effective Time, each share of our 8.625% Series A Cumulative Preferred Stock, $0.01 par value per share, will be converted into the right to receive one share of a newly designated series of Ready Capital preferred stock, par value $0.0001 per share, which Ready Capital expects will be classified and designed as Ready Capital’s Series B Preferred Stock (“Ready Capital Series B Preferred Stock”); each share of our 6.25% Series B Cumulative Convertible Preferred Stock, $0.01 par value per share, will be converted into the right to receive one share of a newly designated series of Ready Capital preferred stock, par value $0.0001 per share, which Ready Capital expects will be classified and designed as Ready Capital’s Series C Preferred Stock (“Ready Capital Series C Preferred Stock”); and each share of our 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, will be converted into the right to receive one share of a newly designated series of Ready Capital preferred stock, par value $0.0001 per share, which Ready Capital expects will be classified and designed as Ready Capital’s Series D Preferred Stock (“Ready Capital Series D Preferred Stock”).

The obligation of each party to consummate the Merger is subject to a number of conditions, including, among others, (a) the approval of the issuance of the Ready Capital Common Stock in connection with the Merger by the affirmative vote of a majority of the votes cast at a meeting of Ready Capital stockholders, (b) the approval of the Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of Anworth Common Stock entitled to vote on the Merger, (c) the registration and listing on the New York Stock Exchange of the shares of Ready Capital Common Stock, Ready Capital Series B Preferred Stock, Ready Capital Series C Preferred Stock, and Ready Capital Series D Preferred Stock that will be issued in connection with the Merger, (d) the respective representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Merger Agreement, (e) each party’s compliance in all material respects with their respective covenants and agreements set forth in the Merger Agreement, (f) the absence of a material adverse effect with respect to either our Company or Ready Capital, (g) the effectiveness of an amendment to our management agreement between us and our external manager pertaining to the termination of our management agreement effective as of the Effective Time, (h) the effectiveness of an amendment to the management agreement between Ready Capital and its external manager pertaining to the reduction in the base management fee payable to Ready Capital’s external manager by $1,000,000 per quarter for each of the first four full quarters following the Effective Time, and (i) the delivery of certain documents and certificates.

The Merger Agreement contains customary representations, warranties and covenants by each party. The respective representations and warranties of the parties are subject to certain important qualifications and limitations set forth in confidential disclosure letters delivered by us, on the one hand, and Ready Capital, on the other hand, and were made solely for purposes of the contract among the parties. The representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties are primarily intended to establish circumstances in which either of the parties may not be obligated to consummate the Merger, rather than establishing matters as facts. In addition, the Merger Agreement provides that each of our Company and Ready Capital will, until the Effective Time, operate their respective businesses in all material respects in the ordinary course and consistent with practice, and preserve substantially intact its current business organization and preserve key business relationships. Each of our Company and Ready Capital are subject to restrictions as specified in the Merger Agreement on certain actions each company may take prior to the Effective Time, including, among other things, actions related to amending organizational documents, declaring dividends, issuing or repurchasing capital stock, engaging in certain business transactions and incurring indebtedness.

The combined company will operate under the name Ready Capital and its shares are expected to continue trading on the New York Stock Exchange under the existing ticker symbol “RC”.

Upon completion of the merger, Ready Capital’s Chairman and Chief Executive Officer Thomas Capasse will lead the combined company and Ready Capital executives Jack Ross, Thomas Buttacavoli, Andrew Ahlborn and Gary

Taylor will remain in their current roles. The combined company will be headquartered in New York, New York. The board of directors of the combined company is expected to have eight directors, consisting of Ready Capital’s existing seven directors and one independent director from our current board of directors.

In connection with the Merger, Ready Capital has filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4, containing a joint proxy statement/prospectus. The joint proxy/prospectus contains important information about the Merger and related matters.

The foregoing description of the Merger Agreement, the Merger and the related transactions does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on December 8, 2020.

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

In connection with the execution of the Merger Agreement, we, our Manager, and Ready Capital entered into an amendment to the Management Agreement (the “Management Agreement Amendment”). The Management Agreement Amendment provides that upon the completion of the transactions contemplated by the Merger Agreement, the Management Agreement will terminate, and as a result of the completion of the transactions contemplated by the Merger Agreement and the termination of the Management Agreement, we will pay our Manager a termination fee of $20.3 million, and Ready Capital or Merger Sub (as the surviving company following the Merger) will reimburse our Manager for certain unpaid expenses and pay to our Manager all accrued and unpaid management fees then owed under the Management Agreement, as and when specified in the Management Agreement Amendment. The foregoing description of the Management Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Management Agreement Amendment, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 8, 2020.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “assume,” “intend,” “seek,” “plan,” “target,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by reference to strategy, plans, or intentions. These forward-looking statements, including statements regarding the proposed Merger with Ready Capital, are subject to risks and uncertainties including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause our actual results to differ materially and adversely from those projected are described below and may be described from time to time in reports we file with the U.S. Securities and Exchange Commission, or the SEC, including our Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We have acquired residential mortgage loans that are being held-for-securitization. These loans are financed by a warehouse line of credit, which is a short-term revolving credit facility extended by a financial institution for loans that are being held pending securitization.

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

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2020, we had approximately $1.47 billion of outstanding balances under repurchase agreements with 15 different counterparties, with a maximum net exposure (the difference between the amount loaned to us and the value of the assets pledged by us as collateral) to any single lender of approximately $22.1 million, or approximately 5.4% of our equity.

Growth Strategy

It is our long-term objective to grow our earnings and our dividends per common share by increasing our paid-in capital and book value per share.

Our Target Investments

Our investment portfolio is focused on two different strategies that embody our hybrid investment approach. The target investments that fall under these strategies are:

Agency MBS

This strategy includes investing in Agency MBS and the related derivative transactions. The performance of this strategy is most affected by changes in interest rates, prepayments and mortgage spreads relative to U.S. Treasury securities. These assets have minimal exposure to the underlying credit of the investments. Agency MBS are collateralized by fixed-rate mortgage loans, adjustable-rate mortgage loans, hybrid mortgage loans, or any derivatives thereof, including:

◾	mortgage pass-through certificates issued by a GSE such as Fannie Mae and Freddie Mac; and
◾	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government-sponsored enterprises at a future date.

Mortgage Credit Investments

These assets include investing in Non-Agency MBS, residential mortgage loans, and related derivative transactions. Examples of Non-Agency MBS include MBS collateralized by prime mortgage loans, Alt-A mortgage loans and subprime mortgage loans, which may have fixed-rate, adjustable-rate or hybrid-rate terms.

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

We believe the performance of our Non-Agency MBS and residential mortgage loans are most affected by changes in credit performance of the underlying collateral. These assets also have interest rate and mortgage spread exposure, but we do not believe these exposures to be the main drivers of performance.

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

Our Operating Policies and Programs

We have established the following four primary operating policies to implement our business strategies:

◾	our Asset Acquisition Policy;
◾	our Capital and Leverage Policy;

◾	our Credit Risk Management Policy; and
◾	our Asset/Liability Management Policy.

Asset Acquisition Policy

Our Asset Acquisition Policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

◾	Category I — At least 60% of our total assets will generally be high-quality MBS, unsecuritized prime residential mortgage loans, and short-term investments. MBS in this category will be rated within one of the three highest rating categories (A- rated or better) by at least one nationally recognized statistical rating organization or, if not rated, will be obligations guaranteed by a GSE, such as Fannie Mae or Freddie Mac. Also included in Category I are the portion of mortgage loans that have been deposited into a trust and have received a rating within one of the three highest rating categories by at least one nationally recognized statistical rating organization.
◾	Category II — At least 90% of our total assets will generally consist of Category I investments plus other mortgage-related assets. Included in this category are mortgage securities not rated within one of the three highest rating categories by at least one nationally recognized statistical rating organization, mortgage derivative securities, mortgage servicing rights, unsecuritized non-prime residential mortgage loans, shares of other REITs or mortgage-related companies and the portion of real estate mortgage loans that have been deposited into a trust and have not received a rating within one of the three highest rating categories by at least one nationally recognized statistical rating organization.
◾	Category III — Assets not meeting any of the above criteria will be less than 10% of our total assets. Included in this category is the ownership of real estate.

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our Board. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2020, our leverage on capital (including common stockholders’ equity, all preferred stock, and junior subordinated notes) was 3.4x.

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

Our interest rate risk management program encompasses a number of procedures including the following:

◾	monitoring and adjusting, if necessary, the interest rate sensitivity of our mortgage-related assets compared with the interest rate sensitivities of our borrowings;
◾	attempting to structure our borrowing agreements relating to adjustable-rate mortgage-related assets to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year); and
◾	actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage-related assets compared to the interest rate indices and adjustment periods of our borrowings.

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

Our Investment Portfolio

Agency MBS

Residential Mortgage Pass-Through Certificates. We principally invest in pass-through certificates, which are securities representing interests in “pools” of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly to holders of the security, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. In general, mortgage pass-through certificates distribute cash flows from underlying collateral on a pro rata basis among certificate holders. The payment of principal and interest on these securities is guaranteed by Ginnie Mae or a GSE, such as Fannie Mae or Freddie Mac.

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

Payment of principal and interest on some mortgage pass-through securities, though not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, by agencies or instrumentalities of the federal government, or by GSEs such as Fannie Mae and Freddie Mac. MBS created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees including individual loan, title, pool and hazard insurance and letters of credit which may be issued by governmental entities, private insurers or the mortgage poolers.

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

Corporate Governance

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

◾	Our Board is composed of a majority of independent directors. Our Audit, Compensation, and Nominating and Corporate Governance Committees are comprised exclusively of independent directors.
◾	In order to foster the highest standards of ethics and conduct in all of our business relationships, we have adopted a Code of Ethics and Business Conduct and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers and the officers and employees of our Manager. In addition, we have implemented a Whistle-Blower Hotline and procedures by which any officer or employee may raise, on a confidential basis, concerns regarding any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit Committee.
◾	We have an Insider Trading Policy, which is incorporated into our Code of Ethics and Business Conduct, which prohibits any of our directors and officers and the officers and employees of our Manager from buying or selling our securities on the basis of material non-public information and prohibits communicating material non-public information about our Company to others.
◾	We have a formal internal audit function, through the current use of an independent CPA firm, to further the effective functioning of our internal controls and procedures. Our internal auditors report directly to our Audit Committee and the internal audit function is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which requires an evaluation of internal control over financial reporting in association with our accompanying consolidated financial statements as of December 31, 2020 (see Item 9A, “Controls and Procedures,” included in this Annual Report on Form 10-K).

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

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, 2nd Floor, Santa Monica, California, 90401. Our telephone number is (310) 255-4493 and our fax number is (310) 434-0100.

Filings with the SEC

We file annual, quarterly, and special reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public from the SEC’s website at https://www.sec.gov. This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information on our Company Website

The Company maintains a website, http://www.anworth.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available, free of charge, on our website as soon as reasonably practicable after we file or furnish these reports with the SEC. In addition, we post the following information on our website (we do not intend to and does not hereby incorporate by reference the information on our website as a part of this Annual Report on Form 10-K):

◾	our corporate code of conduct, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act;
◾	our corporate governance guidelines; and
◾	charters for our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee.

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

General

Our qualification and taxation as a REIT depend upon our ability to meet, on an ongoing basis, various requirements imposed under the Code as discussed below, which relate to the nature of our gross income, the composition of our assets, distribution levels, and diversity of stock ownership. Accordingly, the actual results of our operations for any particular taxable year may not satisfy these requirements.

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

So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends that we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is distributed to our stockholders on a current basis. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay federal income tax, however, as follows:

◾	we will be required to pay tax at regular corporate rates on any undistributed “real estate investment trust taxable income,” including undistributed net capital gains;
◾	we may be required to pay the “alternative minimum tax” on our items of tax preference; and
◾	if we have (a) net income from the sale or other disposition of “foreclosure property” which is held primarily for sale to customers in the ordinary course of business, or (b) other non-qualifying income from foreclosure property, we will be required to pay tax at the highest corporate rate on this income. Foreclosure property is generally defined as property acquired through foreclosure or after a default on a loan secured by the property or on a lease of the property.

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

We will be required to pay a nondeductible 4% excise tax on the excess of the required distribution over the amounts actually distributed if we fail to distribute during each calendar year at least the sum of:

◾	85% of our real estate investment trust ordinary income for the year;
◾	95% of our real estate investment trust capital gain net income for the year; and
◾	any undistributed taxable income from prior periods.

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

If we own a residual interest in a real estate mortgage investment conduit (which we refer to as a “REMIC”), we will be taxable at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified” organizations. Although the law is unclear, similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest or an interest in a taxable mortgage pool through a taxable REIT subsidiary, we will not be subject to this tax, although our taxable REIT subsidiary will be subject to corporate income tax on all of its income, including any income derived from a residual interest in a REMIC or an interest in a taxable mortgage pool. A “disqualified organization” includes:

◾	the United States of America;
◾	any state or political subdivision of the United States of America;
◾	any foreign government;
◾	any international organization;
◾	any agency or instrumentality of any of the foregoing;
◾	any other tax-exempt organization other than a farmers’ cooperative described in Section 521 of the Code that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and
◾	any rural electrical or telephone cooperative.

If we acquire any asset from a corporation which is or has been taxed as a C corporation under the Code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

◾	the fair market value of the asset, over
◾	our adjusted basis in the asset,
◾	in each case determined as of the date on which we acquired the asset.

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

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

◾	We must derive, directly or indirectly, at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations (including certain MBS) that are secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets” (i.e., interests in real property, mortgages secured by real property or interests in real property, and certain other assets), income from certain types of temporary investments, amounts, such as commitment fees, received in consideration for entering into an agreement to make a loan secured by real property, and income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets (in which case, all of the income derived from the REMIC) (which we refer to as the “75% gross income test”); and
◾	We must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (a) the sources of income that satisfy the 75% gross income test, (b) dividends, interest and gain from the sale or disposition of stock or securities, or (c) any combination of the foregoing (which we refer to as the “95% gross income test”).

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

Interest. The term “interest,” as defined for purposes of both gross income tests, generally excludes any amount that is based in whole or in part on the income or profits of any person. However, interest generally includes the following:

◾	an amount that is based on a fixed percentage or percentages of receipts or sales; and

◾	an amount that is based on the income or profits of a debtor as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

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

Rents from Real Property. Rents that we receive with respect to real property will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above provided that the following conditions are met:

◾	First, the amount of rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales;
◾	Second, rents we receive from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a taxable REIT subsidiary, at least 90% of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant;

◾	Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property; and
◾	Fourth, we generally must not operate or manage our real property or furnish or render services to our tenants, other than through an “independent contractor” who is adequately compensated and from whom we do not derive revenue. However, we may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a taxable REIT subsidiary, which may provide customary and non-customary services to tenants without tainting our rental income from the related properties.

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

Foreclosure Property. We will be subject to tax at the maximum corporate rate on any income from foreclosure property other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

◾	that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;
◾	for which the related loan or lease was acquired by the REIT at a time when the default was not imminent or anticipated; and
◾	for which the REIT makes a proper election to treat the property as foreclosure property.

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

However, a REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property or longer if an extension is granted by the Secretary of the Treasury. This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

◾	on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;
◾	on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or
◾	which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT other than through an independent contractor from whom the REIT itself does not derive or receive any income.

Failure to Satisfy Gross Income Tests. If we fail to satisfy one or both of the gross income tests for any taxable year, we nevertheless may qualify as a REIT for that year if we qualify for relief under certain provisions of the federal income tax laws. Those relief provisions will be available if:

◾	our failure to meet those tests is due to reasonable cause and not to willful neglect, and
◾	following such failure for any taxable year, a schedule of the sources of our income is filed in accordance with regulations prescribed by the Secretary of the Treasury.

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

Asset Tests

To qualify as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year:

First, at least 75% of the value of our total assets must consist of:

◾	cash or cash items, including certain receivables;
◾	government securities;
◾	interests in real property, including leaseholds and options to acquire real property and leaseholds;
◾	interests in mortgage loans secured by real property (together with ancillary personal property that does not exceed 15% of the total collateral value), including, in general, our Agency MBS and almost all of our Non-Agency MBS;
◾	stock in other REITs;
◾	debt instruments issued by publicly offered REITs;
◾	investments in stock or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt with at least a five-year term; and
◾	regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consist of assets that are qualifying real estate-related assets under the federal income tax laws, determined as if we held such assets, we will be treated as holding directly our proportionate share of the assets of such REMIC.

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

For purposes of the 10% value test, the term “securities” does not include:

◾	“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if (i) the debt is not convertible, directly or indirectly, into stock, and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which we or any controlled taxable REIT subsidiary (i.e., a taxable REIT subsidiary in which we own directly or indirectly more than 50% of the voting power or value of the stock) hold non-“straight debt” securities that have aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:
◾	a contingency relating to the time of payment of interest or principal, as long as either (i) there is no change to the effective yield of the debt obligation other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield, or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by us exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and
◾	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.
◾	Any loan to an individual or an estate;
◾	Any “section 467 rental agreement” other than an agreement with a related party tenant;
◾	Any obligation to pay “rents from real property”;
◾	Certain securities issued by governmental entities;
◾	Any security issued by a REIT;
◾	Any debt instrument of an entity treated as a partnership for federal income tax purposes to the extent of our interest as a partner in the partnership; and
◾	Any debt instrument of an entity treated as a partnership for federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transaction, is qualifying income for purposes of the 75% gross income test described above in “Income Tests.”

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

We will monitor the status of our assets for purposes of the various asset tests and will seek to manage our investment portfolio to comply at all times with such tests. There can be no assurance, however, that we will be successful in this effort. In this regard, to determine our compliance with these requirements, we will need to estimate the value of the real estate securing our mortgage loans at various times. Although we will seek to be prudent in making these estimates, there can be no assurances that the IRS might not disagree with these determinations and assert that a lower value is applicable. If we fail to satisfy the asset tests at the end of a calendar quarter, we will not lose our REIT status if:

◾	we satisfied the asset tests at the end of the preceding calendar quarter; and
◾	the discrepancy between the value of our assets and the asset test requirements arose from changes in the market values of our assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets, or solely by a change in the foreign currency exchange rate used to value a foreign asset.

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

Annual Distribution Requirements

Each taxable year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to:

◾	the sum of:
◾	90% of our “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain or loss, and
◾	90% of our after-tax net income, if any, from foreclosure property, minus
◾	the sum of certain items of excess non-cash income.

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

We will pay the federal income tax on taxable income, including net capital gain, that we do not distribute to stockholders. Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

◾	85% of our REIT ordinary income for such year;
◾	95% of our REIT capital gain income for such year; and
◾	any undistributed taxable income from prior periods,

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

It is possible that, from time to time, we may experience timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income. Possible examples of those timing differences include the following:

◾	Because we may deduct capital losses only to the extent of our capital gains, we may have taxable income that exceeds our economic income;

◾	We will recognize taxable income in advance of the related cash flow if any of our mortgage loans or MBS are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred;
◾	We may recognize taxable market discount income when we receive the proceeds from the disposition of, or principal payments on, loans that have a stated redemption price at maturity that is greater than our tax basis in those loans, although such proceeds often will be used to make non-deductible principal payments on related borrowings;
◾	We may recognize taxable income without receiving a corresponding cash distribution if we foreclose on or make a significant modification to a loan to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds our basis in the original loan; and
◾	We may recognize phantom taxable income from any residual interests in REMICs or from retained ownership interests in mortgage loans that are used in certain securitization structures.

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

Taxation of Taxable U.S. Stockholders

For purposes of the discussion in this Annual Report on Form 10-K, the term “U.S. stockholder” means a holder of our stock that is, for U.S. federal income tax purposes:

◾	a citizen or resident of the U.S.;
◾	a corporation (including an entity treated as a corporation for federal income tax purposes), partnership or other entity created or organized in or under the laws of the U.S. or of any state thereof or in the District of Columbia, unless Treasury regulations provide otherwise;

◾	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
◾	a trust (i) whose administration is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust or (ii) that has a valid election in place to be treated as a U.S. person.

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

Retention of Net Capital Gains

We may elect to retain, rather than distribute as a capital gain dividend, our net capital gains. If we were to make this election, we would pay tax on such retained capital gains. In such a case, if we so elect, our stockholders would:

◾	include their proportionate share of our undistributed net capital gains in their taxable income;
◾	receive a credit for their proportionate share of the tax paid by us in respect of such net capital gain; and
◾	increase the adjusted basis of their stock by the difference between the amount of their share of our undistributed net capital gain and their share of the tax paid by us.

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

Notwithstanding the above, however, a substantial portion of the dividends that a tax-exempt stockholder receives may constitute UBTI if we are treated as a “pension-held REIT” and the stockholder is a pension trust which:

◾	is described in Section 401(a) of the Code; and
◾	holds more than 10%, by value, of the interests in the REIT.

Tax-exempt pension funds that are described in Section 401(a) of the Code and exempt from tax under Section 501(a) of the Code are referred to below as “qualified trusts.”

A REIT is a “pension-held REIT” if:

◾	it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Code provides that stock owned by a qualified trust shall be treated, for purposes of the 5/50 Rule, described above, as owned by the beneficiaries of the trust, rather than by the trust itself; and
◾	either at least one qualified trust holds more than 25%, by value, of the interests in the REIT, or one or more qualified trusts, each of which owns more than 10%, by value, of the interests in the REIT, holds in the aggregate more than 50%, by value, of the interests in the REIT.

The percentage of any REIT dividend treated as unrelated business taxable income is equal to the ratio of:

◾	the unrelated business taxable income earned by the REIT, less directly related expenses, treating the REIT as if it were a qualified trust and therefore subject to tax on unrelated business taxable income, to
◾	the total gross income, less directly related expenses, of the REIT.

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

Distributions to non-U.S. stockholders that are not attributable to gain from our sale or exchange of U.S. real property interests, and that are not designated by us as capital gain dividends or retained capital gains, will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business, the non-U.S. stockholder generally will be subject to federal income tax at graduated rates on a net basis in the same manner as U.S. stockholders are taxed with respect to those distributions and also may be subject to the 30% branch profits tax in the case of a non-U.S. stockholder that is a corporation. We expect to withhold tax at the rate of 30% on the gross amount of any distributions made to a non-U.S. stockholder unless:

◾	a lower treaty rate applies and any required form, for example IRS Form W-8BEN, evidencing eligibility for that reduced rate is filed by the non-U.S. stockholder with us; or
◾	the non-U.S. stockholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.

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

A gain upon the sale of our stock by a non-U.S. stockholder that is not subject to FIRPTA will be taxable to a non-U.S. stockholder if:

◾	the non-U.S. stockholder’s investment in the stock is effectively connected with a trade or business in the U.S., in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to that gain; or
◾	the non-U.S. stockholder is a nonresident alien individual who was present in the U.S. for 183 days or more during the taxable year and other conditions are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

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

The IRS has released guidance providing that FATCA withholding with respect to gross proceeds from the disposition of stock will not be imposed on payments made prior to January 1, 2020. The U.S. Treasury has signed certain Intergovernmental Agreements with other countries to implement the exchange of information required under FATCA. Shareholders that invest in the Company through an account maintained at a non-U.S. financial institution are strongly encouraged to consult with their own tax advisors regarding the potential application and impact of FATCA and any Intergovernmental Agreement between the United States and their home jurisdiction in connection with FATCA compliance.

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

The following is a summary of the risk factors discussed in this Annual Report on Form 10-K:

Risks Related to the Proposed Merger with Ready Capital

◾	The Merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Merger or adversely impact Ready Capital’s and our ability to complete the transaction;
◾	Failure to consummate the Merger as currently contemplated or at all could adversely affect the price of Anworth Common Stock or Ready Capital Common Stock and the future business and financial results of our Company and/or Ready Capital;
◾	The pendency of the Merger could adversely affect our and Ready Capital’s business and operations;
◾	We and Ready Capital have incurred substantial expenses related and unrelated to the Merger;
◾	The Merger and related transactions are subject to our stockholder approval and Ready Capital stockholder approval;
◾	If the Merger is not consummated by September 30, 2021, we or Ready Capital may terminate the Merger Agreement; and
◾	An adverse judgment in any litigation challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Risks Related to Recent or Potential Economic, Legislative, and Regulatory Developments

Affecting Our Industry

◾	Adverse developments in the residential mortgage market, the real estate market, and the broader financial and capital markets, as well as in the U.S. economy and the broader global economy, may adversely affect our business, results of operations, and financial condition;
◾	The U.S. government may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business;
◾	New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of Agency MBS;
◾	A failure by the U.S. government to reduce its budget deficit, resolve future debt ceiling or government funding crises or a further downgrade of U.S. sovereign debt and government-sponsored agency debt, could have a material adverse impact on our borrowings and the valuations of our mortgage-related assets and may have a material adverse impact on our stock price, financial condition and results of operations;
◾	The outbreak of the global COVID-19 coronavirus pandemic has caused much economic upheaval, both globally and in the United States. Despite the efforts of federal and state governments to contain the virus, and also to provide economic assistance to states, local communities, lenders, businesses, and individuals, the pandemic has had a significant negative effect on the economy, and in particular, the stock market and the mortgage market. While the longer-term effects on the economy and the stock and mortgage markets cannot be determined at this time, our Company, our stock price, our book value, our assets, and our results of operations may be materially and adversely impacted by these events;
◾	We are subject to the risk that domestic and international crises, despite efforts by global governments to address such crises, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results;

◾	Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, mortgage-related assets in which we invest;
◾	A change in the LIBOR setting process could affect the interest rates that borrowing agreement counterparties charge on borrowings in general. Any such change could affect our borrowing agreements and could have an adverse impact on our net interest income;
◾	Government use of eminent domain to seize underwater mortgages could materially and adversely affect the value of, and the returns on, our Non-Agency MBS and residential mortgage loans; and
◾	Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices and penalties, or otherwise harm our business.

Risks Related to our Financings and Leverage

◾	If we are unable to negotiate favorable terms and conditions on future borrowing arrangements with one or more of our lenders, our ability to acquire investments for our portfolio, our financial condition and earnings could be negatively impacted;
◾	Our ability to access funding, or the terms on which funding is available, could be materially and adversely impacted in light of the ongoing market turbulence as a result of the COVID-19 coronavirus pandemic;
◾Our leveraging strategy increases the risks of our operations;
◾	We may incur increased borrowing costs related to repurchase agreements and other borrowing facilities that would adversely affect our profitability and our book value;
◾	If we are unable to complete securitizations or experience delays on securitization closings, we would face a liquidity shortage in this area of our business, which would harm our operating results;
◾	Any borrowing arrangements that we use to finance our assets may require us to provide additional collateral or pay down debt, and if these requirements are not met, our financial condition and prospects could deteriorate rapidly;
◾	Our use of repurchase agreements and other credit facilities to borrow funds may give our lenders greater rights in the event that either we or a lender files for bankruptcy;
◾	A failure to comply with restrictive covenants in our financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt;
◾Our hedging strategies may not be successful in mitigating our risks associated with interest rates; and
◾	The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.

Risks Related to our Investments and Investment Activity

◾	Competition may prevent us from acquiring mortgage-related assets at favorable yields, and that would negatively impact our profitability;
◾	A decrease or lack of liquidity in our investments may adversely affect our business, including our ability to value and sell our assets;

◾	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay dividends;
◾	An increase in interest rates may harm our book value, which could adversely affect the cash available for distribution to you and could cause the price of our securities to decline;
◾	An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, MBS and other mortgage-related assets, which could adversely affect our ability to acquire MBS and other mortgage-related assets that satisfy our investment objectives and to generate income and pay dividends;
◾	A flat or inverted yield curve may negatively affect our operations, book value and profitability due to its potential impact on investment yields and the supply of adjustable-rate mortgage products;
◾	Interest rate mismatches between our adjustable-rate investments and our borrowings used to fund our purchases of these assets may reduce our income during periods of changing interest rates;
◾	We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates;
◾	Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates;
◾	New assets we acquire may not generate yields as attractive or be as accretive to book value as have been experienced historically;
◾	Increased levels of prepayments from Agency MBS may decrease our net interest income;
◾	The timing and amount of prepayments could adversely affect our liquidity and our profitability;
◾	A decline in the fair market value of our Non-Agency MBS could have an adverse effect on our results of operations and financial condition;
◾	Our investments in Non-Agency MBS and residential mortgage loans involve credit risk, which could materially adversely affect our results of operations;
◾	We may have significant credit risk, especially on Non-Agency MBS and residential mortgage loans in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets;
◾	We invest in Non-Agency MBS that are collateralized by loans of lower credit quality, such as Alt-A loans or securitized non-performing loans, which, due to lower underwriting standards, are subject to increased risk of losses;
◾	We may generate taxable income that differs from our GAAP income on our mortgage-related investments, which may result in significant timing differences in the recognition of income and losses;
◾	Generally, Non-Agency MBS have greater price sensitivity than Agency MBS, which could cause fluctuations in our net income. Such price fluctuations could cause repurchase agreement lenders to require greater amounts of collateral and higher margin requirements, which could affect our results of operations and could cause us to sell our Non-Agency MBS at potentially distressed prices in periods of significant price fluctuation. It could also cause repurchase agreement lenders to withdraw their financing from such investments;
◾	Our subordinated mortgage assets may be in the “first loss” position, subjecting us to greater risks of loss;

◾	If our Manager underestimates the collateral loss on our investments, we may experience losses;
◾	The servicing of the mortgage loans that are the underlying collateral of our mortgage-related assets is outside of our control, and if this servicing is not successful in limiting future delinquencies, defaults and losses, it could adversely affect our results of operations;
◾	We invest in securities in the developing Credit risk transfer sector that are subject to mortgage credit risk;
◾	We may invest in leveraged mortgage derivative securities that generally experience greater volatility in market prices, thus exposing us to greater risk with respect to their rate of return;
◾	We are dependent upon information systems and communication systems and their failure could significantly disrupt our business;
◾	We have a limited operating history in the business of acquiring and securitizing mortgage loans and we may not be successful;
◾	Representations and warranties made by us in loan sales and securitizations may subject us to liability that could result in loan losses, which could harm our operating results;
◾	We acquire, or will acquire, most of the loans from a limited number of originators and if we fail to properly manage these relationships, or if these originators experience origination problems, our ability to acquire loans from them could be harmed, which would negatively affect our operations;
◾	Our real estate-related assets (including mortgage loans and MBS) are subject to the risks associated with real property;
◾	We expect to engage in securitization transactions relating to real estate mortgage loans that we will sponsor. In addition, we have invested in, and continue to invest in, mortgage-backed securities issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potential material risks; and
◾	With respect to mortgage loans we own, or which we have purchased and will subsequently securitize, we may be subject to liabilities for potential violations of CFPB’s TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”) or other similar consumer protection laws and regulations, which could adversely impact our business and operating results.

Risks Related to our Management

◾	We have no employees and our Manager is responsible for making all of our investment decisions. The employees of our Manager are not required to devote any specific amount of time to our business;
◾	We are completely dependent upon our Manager, who provides services to us through the Management Agreement, and we may not find suitable replacements for our Manager if the Management Agreement is terminated or such key personnel are no longer available to us. The loss of any key personnel of our Manager could harm our operations;
◾	The Management Agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party;
◾	If we elect to not renew the Management Agreement without cause, we would be required to pay our Manager a substantial termination fee;

◾	If we do not renew the Management Agreement for any reason, we would continue to be obligated to pay the sublease on our office premises in California;
◾	Various corporate actions require the approval of the majority of all shareholders;
◾	In the event of a change of control, we will owe certain of the officers and employees of our Manager a payment as specified in their Change of Control and Arbitration Agreements between these officers/employees and the Company;
◾	The management fee is payable regardless of our performance;
◾	The fee structure of the Management Agreement may limit our Manager’s ability to retain access to its key personnel;
◾	Some investors may not view our external management in a positive light, which may affect the market price of our common stock, and may make it more difficult for future offerings of our stock;
◾	Potential conflicts of interest could arise if our Manager were to take greater risk for the purpose of increasing our equity in order to earn a greater management fee;
◾	Our Manager’s liability is limited under the Management Agreement and we have agreed to indemnify our Manager against certain liabilities;
◾	Our Manager has limited resources and may not be able to defend itself in litigation;
◾	Failure of our Manager to comply with SEC rules and regulations could cause various disciplinary actions, which could cause a disruption in services provided to us, and may impact our business operations and our profitability; and
◾	Our Board may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business, results of operations and stock price.

Risks Related to Our Residential Properties Business

◾	We are in an industry that has significant competition, which makes this business difficult to evaluate, and may affect our ability to operate this business in a profitable manner;
◾	Many factors affect the single-family residential rental market, and the profitability of this business will be affected both by our assumptions about this market and this market’s conditions in our target areas;
◾	Initially, our portfolio of properties has been geographically concentrated, and any adverse developments in local economic conditions, or the demand for single-family rental homes in these markets, or the occurrence of natural disasters, may adversely affect the operating results of this business;
◾	Poor resident selection and defaults by renters may adversely affect the financial performance of this business and harm our reputation; and
◾	Declining real estate values and impairment charges could adversely affect the earnings and financial condition of this business.

Risks Related to REIT Compliance and Other Tax Matters

◾	If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability;
◾	Complying with REIT requirements may cause us to forego otherwise attractive opportunities;
◾	Complying with REIT requirements may limit our ability to hedge effectively;
◾	Complying with REIT requirements may force us to liquidate otherwise attractive investments or to make investments inconsistent with our business plan;
◾	REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt, sell assets, or take other actions to make such distributions;
◾	Even though we elected to be taxed as REIT, we may be required to pay certain taxes;
◾	Our ability to invest in and dispose of TBA contracts could be limited by our REIT status and we could lose our REIT status as a result of these investments;
◾	Complying with REIT requirements may force us to borrow to make distributions to stockholders;
◾	Dividends payable by REITs do not qualify for the reduced tax rates;
◾	The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions, including certain methods of securitizing loans, which would be treated as sales for federal income tax purposes;
◾	We may incur excess inclusion income that would increase the tax liability of our stockholders; and
◾	Misplaced reliance on legal opinions or statements by issuers of mortgage-related assets could result in a failure to comply with REIT gross income or asset tests.

Additional Risk Factors

◾	Failure to maintain an exemption from the Investment Company Act would materially harm our results of operations;
◾	We presently are not, nor do we intend to be, regulated as an investment company. Fluctuations in our net income and in our book value will likely be greater than those of investment companies. This may affect investors or potential investors as to the appropriateness of our stock as compared to that of an investment company;
◾	The market price of our common stock may fluctuate significantly;
◾	We may not be able to use the money we raise from time to time to acquire investments at favorable prices;
◾	We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to them in the future;
◾	Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our Board; and
◾	Because provisions contained in Maryland law, our charter and our bylaws may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.

Risks Related to the Proposed Merger with Ready Capital

The Merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Merger or adversely impact Ready Capital’s and our ability to complete the transaction.

The completion of the Merger is subject to the satisfaction or waiver of a number of conditions. In addition, under circumstances specified in the Merger Agreement, we or Ready Capital may terminate the Merger Agreement. In particular, completion of the Merger is subject to, among other things: (i) the approval of the issuance of the Ready Capital Common Stock in connection with the Merger (the “Ready Capital Common Stock Issuance Proposal”) by the affirmative vote of a majority of the votes cast at a meeting of Ready Capital stockholders; (ii) the approval of the Merger and the other transactions contemplated by the Merger Agreement (the “Anworth Merger Proposal”) by the affirmative vote of the holders of at least a majority of the outstanding shares of Anworth Common Stock entitled to vote on the Merger, (iii) the registration and listing on the New York Stock Exchange of the shares of Ready Capital Common Stock, Ready Capital Series B Preferred Stock, Ready Capital Series C Preferred Stock, and Ready Capital Series D Preferred Stock that will be issued in connection with the Merger, (iv) the respective representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Merger Agreement, (v) each party’s compliance in all material respects with their respective covenants and agreements set forth in the Merger Agreement, (vi) the absence of a material adverse effect with respect to either our Company or Ready Capital, (vii) the effectiveness of an amendment to the Management Agreement pertaining to the termination of the Management Agreement effective as of the Effective Time, (viii) the effectiveness of an amendment to the management agreement between Ready Capital and its external manager pertaining to the reduction in the base management fee payable to Ready Capital’s external manager by $1,000,000 per quarter for each of the first four full quarters following the Effective Time, and (ix) the delivery of certain documents and certificates.

While it is currently anticipated that the Merger will be completed shortly after the later of the special meeting of our stockholders (the “Anworth Special Meeting”), which is scheduled for March 17, 2021, to approve the Anworth Merger Proposal and the special meeting of Ready Capital’s stockholders to approve the Ready Capital Common Stock Issuance Proposal, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, neither we nor Ready Capital can provide any assurances with respect to the timing of the closing of the Merger, whether the Merger will be completed at all and when our stockholders would receive the consideration for the Merger, if at all.

Failure to consummate the Merger as currently contemplated or at all could adversely affect the price of Anworth Common Stock or Ready Capital Common Stock and the future business and financial results of our Company and/or Ready Capital.

The Merger may be consummated on terms different than those contemplated by the Merger Agreement, or the Merger may not be consummated at all. If the Merger is not completed, or is completed on different terms than as contemplated by the Merger Agreement, we and Ready Capital could be adversely affected and subject to a variety of risks associated with the failure to consummate the Merger, or to consummate the Merger as contemplated by the Merger Agreement, including the following:

◾	our stockholders and/or the Ready Capital stockholders may be prevented from realizing the anticipated benefits of the Merger;
◾	the market price of Anworth Common Stock or Ready Capital Common Stock could decline significantly;
◾	reputational harm due to the adverse perception of any failure to successfully consummate the Merger;
◾	we or Ready Capital being required, under certain circumstances, to pay to the other party a termination fee or expense amount;
◾	incurrence of substantial costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

◾	the attention of our and Ready Capital’s respective management and employees may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the Merger.

Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger on terms other than those contemplated by the Merger Agreement, or if the Merger is not completed, could materially adversely affect the business, financial results and stock price of our Company and/or Ready Capital.

The pendency of the Merger could adversely affect our and Ready Capital’s business and operations.

In connection with the pending Merger, some of the parties with whom we do or Ready Capital does business may delay or defer decisions, which could negatively impact our or Ready Capital’s revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, under the Merger Agreement, we and Ready Capital are each subject to certain restrictions on the conduct of our and its respective business prior to completing the Merger. These restrictions may prevent our Company or Ready Capital from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede our or Ready Capital’s growth, which could negatively impact our or its respective revenue, earnings and cash flows. Additionally, the pendency of the Merger may make it more difficult for our Company or Ready Capital to effectively retain and incentivize key personnel.

We and Ready Capital have incurred substantial expenses related and unrelated to the Merger.

We and Ready Capital have incurred substantial legal, accounting, financial advisory and other costs, and our and Ready Capital’s respective management teams have devoted considerable time and effort in connection with the Merger. We and Ready Capital may incur significant additional costs in connection with the completion of the Merger or in connection with any delay in completing the Merger or termination of the Merger Agreement, in addition to the other costs already incurred. If the Merger is not completed, we and Ready Capital will separately bear certain fees and expenses associated with the Merger without realizing the benefits of the Merger. The fees and expenses may be significant and could have an adverse impact on our and/or Ready Capital’s respective results of operations.

The Merger and related transactions are subject to our stockholder approval and Ready Capital stockholder approval.

The Merger cannot be completed unless (i) our stockholders approve the Anworth Merger Proposal by the affirmative vote of the holders of at least a majority of all outstanding shares of Anworth Common Stock entitled to vote on those matters; and (ii) Ready Capital stockholders approve the Ready Capital Common Stock Issuance Proposal by the affirmative vote of a majority of the votes cast on such proposal, provided a quorum is present. Pursuant to the guidance of the NYSE, abstentions with regard to the Ready Capital Common Stock Issuance Proposal will have the effect of a vote against such proposal. If required stockholder approval is not obtained from either our stockholders or Ready Capital stockholders, the Merger and related transactions cannot be completed.

If the Merger is not consummated by September 30, 2021, we or Ready Capital may terminate the Merger Agreement.

Either we or Ready Capital may terminate the Merger Agreement under certain circumstances, including if the Merger has not been consummated by September 30, 2021. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the Merger on or before such date.

An adverse judgment in any litigation challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

In addition to the several lawsuits regarding the Merger that have already been filed, it is possible that our stockholders or Ready Capital stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name our Company, our board of directors, Ready Capital, and/or the Ready Capital board of directors as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert the attention and resources of our and Ready Capital’s respective management, which could adversely affect the operation of our business and/or Ready Capital’s business.

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

A failure by the U.S. government to reduce its budget deficit or resolve future debt ceiling or government funding crises, or a further downgrade of U.S. sovereign debt and government-sponsored agency debt, could have a material adverse impact on our borrowings and the valuations of our mortgage-related assets and may have a material adverse impact on our stock price, financial condition and results of operations.

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

The outbreak of the global COVID-19 coronavirus pandemic has caused much economic upheaval, both globally and in the United States. Despite the efforts of federal and state governments to contain the virus, and also to provide economic assistance to states, local communities, lenders, businesses, and individuals, the pandemic has had a significant negative effect on the economy, and in particular, the stock market and the mortgage market. While the longer-term effects on the economy and the stock and mortgage markets cannot be determined at this time, our Company, our stock price, our book value, our assets, and our results of operations may be materially and adversely impacted by these events.

The outbreak of the COVID-19 coronavirus has resulted in a global pandemic. Federal, state, and local governments, both domestic and foreign, have restricted travel and/or the movement of their citizens, due to the ongoing and evolving situation around COVID-19 coronavirus pandemic. The outbreak in the United States has led to many state and local governments cancelling events, closing schools, and mandating stay-at-home orders. This has caused many businesses to either temporarily or permanently close which, in response, has caused millions of Americans to lose their jobs and file for unemployment benefits. State and local governments have been working with the Federal government to mitigate both the health and economic consequences of the pandemic. In working with the Federal government, many lenders have been offering forbearance agreements to borrowers who cannot make their mortgage payments and are delaying foreclosures. Many landlords have delayed evictions for tenants who cannot pay their rent. The Federal government lowered the Federal Funds rate to zero and injected trillions of dollars into the repurchase agreement and other lending markets. In early 2020, the U.S. Congress passed the CARES Act, which provided $2.2 trillion in funds for banks to extend corporate loans for employees’ payroll and business continuity. In December 2020, Congress passed a $2.3 trillion COVID-19 coronavirus pandemic relief and government funding bill. As a result of the pandemic and its economic impact, financial markets, including the mortgage market, experienced substantial declines and heightened volatility. While the longer-term effects on the U.S. economy, the stock market, and the mortgage market cannot be determined at this time, our Company, our stock price, our book value, our assets, and our results of operations may be materially and adversely impacted by these events.

We are subject to the risk that domestic and international crises, despite efforts by global governments to address such crises, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results.

In the years following the financial and credit crisis of 2007-2008, several large European banks experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments attempted to shore-up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts. As there continues to be concern over the economies of European countries, there is no assurance that these government plans and programs will be successful in addressing global credit crises or in preventing other banks from failing. If unsuccessful, this could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

As there continue to be concerns about many of the economies of European countries, particularly since the outbreak of the COVID-19 coronavirus pandemic, there is a continuing risk to the financial condition and stability of major European banks. Many of the European banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing and warehouse lines of credit for the acquisition of various mortgage-related investments.

If the European economic crises continue to impact major European banks, there is the possibility that they will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

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

The mortgages securing our Non-Agency MBS and residential mortgage loans are located in different geographic regions across the United States. Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater but not in default. In August 2013, the FHFA released a statement expressing serious concerns on the use of eminent domain to restructure mortgages based on a review it conducted since requesting public input on the proposal in August 2012 and indicated that it may take action in response to such use. However, if definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges resulting in mortgages securing our Non-Agency MBS and residential mortgage loans being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amount we receive on our Non-Agency MBS and residential mortgage loans would be less than we would have otherwise received if the mortgage loans had not been seized, which may result in a decline in the market value of these assets. If governments adopt such plans and mortgages securing our Non-Agency MBS and residential mortgage loans are seized on a widespread scale, it could have a material adverse effect on the value of and/or returns on our mortgage-related assets and our results of operations.

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

Our ability to access funding, or the terms on which funding is available, could be materially and adversely impacted in light of the ongoing market turbulence as a result of the COVID-19 coronavirus pandemic.

Financing of our assets could be significantly impacted during periods of significant market turbulence, as is occurring now with the COVID-19coronavirus pandemic. It is possible that our financing counterparties may reduce their lending capacity and not provide us with financing, or if they do provide financing, it could be on more restrictive terms. If our funding ability is reduced, we could be forced to sell assets at times when prices are lower. The amount of financing that we receive under our lending arrangements is related to our counterparties’ valuation of our assets that collateralize the financing. If the valuation of our assets decreases, the counterparty could require additional margin calls, and also require additional collateral if they increase the haircuts under the lending agreements. In these situations, we could be forced to sell assets at lower prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses.

Our leveraging strategy increases the risks of our operations.

Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of, or a default on, a mortgage-related asset:

◾	The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets;
◾	Substantially all of our borrowings are secured by our mortgage-related assets. A decline in the market value of the assets used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell our investments under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the investments, we would experience losses;
◾	A default of a mortgage-related asset that constitutes collateral for our borrowings could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset; and
◾	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

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

If interest rates on these agreements and on other borrowing facilities increase, that would harm our profitability. Our borrowing costs under repurchase agreements and other short-term borrowing facilities generally correspond to short-term interest rates such as LIBOR plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

◾	the movement of interest rates;
◾	the availability of financing in the market; and
◾	the value and liquidity of our mortgage-related assets.

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

We expect to rely significantly upon securitizations to generate cash proceeds to repay warehouse lines of credit and replenish our borrowing capacity. If we are unable to complete a securitization or experience delays, we may be required to utilize other sources of financing which, if available at all, may not be on the best terms for us. Shortages in financing would make it difficult for us to continue to purchase loans. In addition, delays in closing securitizations increase our credit and interest rate risks on our mortgage loans, as we would be holding them for an extended period of time. Several factors could affect our ability to complete a securitization including, among others, the following:

◾	Condition in the securities and secondary markets;
◾	The credit quality of the mortgage loans acquired;
◾	The volume of mortgage acquisitions;
◾	The ability to receive good ratings from the rating agencies; and
◾	Lack of investor demand for purchasing components of the securities.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2020, our Agency MBS had a weighted average term to next rate adjustment of approximately 19 months, while our borrowings had a weighted average term to next rate adjustment of 30 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,047 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate MBS and residential mortgage loans with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate assets that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2020, 2.0% of our MBS were 15-year fixed-rate Agency MBS, 9.0% of our MBS were 20-year fixed-rate Agency MBS, 50.0% of our MBS were 30-year fixed-rate Agency MBS, and 10.0% of our MBS were fixed-rate Non-Agency MBS.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS (including hybrid adjustable-rate MBS) are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2020, 29.0% of our MBS were adjustable-rate securities.

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

New assets may not be as accretive to book value as existing assets. The market value of our assets is sensitive to interest rate fluctuations. In the past as short-term interest rates increased, the market value of our existing assets has declined. As we classify most of our Agency MBS as available-for-sale, accounting rules require that any unrealized losses from the decline in market value that are not considered to be an other-than-temporary impairment be carried as “Accumulated other comprehensive income consisting of unrealized gains and losses” in the “Stockholders’ Equity” section of our consolidated balance sheets.

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

Faster than expected prepayments could harm our profitability as follows:

◾	We primarily purchase Agency MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2020, substantially all of our Agency MBS had been acquired at a premium;

◾	We anticipate that a substantial portion of our adjustable-rate Agency MBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life; and
◾	If we are unable to acquire new Agency MBS similar to the prepaid MBS, our financial condition, results of operation and cash flow would suffer.

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

A decline in the fair market value of our Non-Agency MBS could have an adverse effect on our results of operations and financial condition.

In March 2020, we changed the designation of our Non-Agency MBS from available-for-sale to trading securities. As a result, changes in the fair value of our Non-Agency MBS are no longer recorded in AOCI but directly impact our results of operations and financial condition, and as such, a decline in the fair market value of our Non-Agency MBS could have an adverse effect on our results of operations and financial condition.

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

Generally, Non-Agency MBS have greater price sensitivity than Agency MBS, which could cause fluctuations in our net income. Such price fluctuations could cause repurchase agreement lenders to require greater amounts of collateral and higher margin requirements, which could affect our results of operations and could cause us to sell our Non-Agency MBS at potentially distressed prices in periods of significant price fluctuation. It could also cause repurchase agreement lenders to withdraw their financing from such investments.

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

Our real estate-related assets (including mortgage loans and MBS) are subject to the risks associated with real property.

We own assets secured by real estate, which are subject to various risks, including:

◾	Declines in the value of real estate;
◾	Acts of God, including earthquakes, flooding, and other natural disasters, which may result in uninsured losses;
◾	Acts of war or terrorism, including the consequences of terrorist attacks;
◾	Adverse changes in national, local economic, and general market conditions;
◾	Changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance;
◾	Costs of remediation and liabilities associated with environmental conditions, such as indoor mold;
◾	Potential liabilities for other legal actions related to property ownership, including tort claims; and
◾	The potential for uninsured or under-insured property losses.

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

These officers and employees are involved in investing approximately $4.8 billion (including our assets) in MBS and other fixed income assets for institutional clients and individual investors through PIA at December 31, 2020. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our Company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

Messrs. Joseph E. McAdams, Charles J. Siegel, and John T. Hillman and others are officers and employees of PIA Farmland, Inc., where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties leased to independent farm operators, was incorporated in February 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management, LLC, as to their time commitment. To the extent that significant time is devoted to these other companies, this could harm our overall management and operating results.

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

We depend upon the diligence, experience and skill of the officers and employees of our Manager for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. The key officers of our Manager include Mr. Joseph E. McAdams, its Chief Investment Officer, and our Chairman, President, and Chief Executive Officer; Mr. Charles J. Siegel, our Chief Financial Officer, Treasurer and Secretary; Mr. Brett Roth, its Senior

Vice President; and Ms. Bistra Pashamova, its Senior Vice President. Our dependence on our Manager is heightened by the fact that they have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow, and results of operations. In particular, the loss of the services of Mr. Joseph E. McAdams could seriously harm our business.

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

If the Merger is not consummated, and we elect to not renew the Management Agreement without cause, we would be required to pay our Manager a substantial termination fee.

In connection with the execution of the Merger Agreement, we, our Manager, and Ready Capital entered into the Management Agreement Amendment, pursuant to which, upon the completion of the transactions contemplated by the Merger Agreement, the Management Agreement will terminate, and as a result of the completion of the transactions contemplated by the Merger Agreement and the termination of the Management Agreement, we will pay our Manager a termination fee of $20.3 million, and Ready Capital or Merger Sub (as the surviving company following the Merger) will reimburse our Manager for certain unpaid expenses and pay to our Manager all accrued and unpaid management fees then owed under the Management Agreement, as and when specified in the Management Agreement Amendment.

However, if the Merger is not consummated, it will be costly for us if we elect not to renew the Management Agreement without cause. With the consent of the majority of our independent directors, and with at least 180-days’ prior written notice before the end of the calendar year, we may elect to not renew the Management Agreement at the end of the calendar year. If the Merger is not consummated and we elect not to renew the Management Agreement without cause, we will be required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period immediately preceding the most recently completed quarter prior to the year-end termination of the Management Agreement, and after giving notice of our intent to not renew the Management Agreement without cause, we will continue to be required to pay our Manager the management fees stated in the Management Agreement until the end of the calendar year that the Management Agreement is not renewed. If the Merger is not consummated and such notice is given less than 180 days prior to the end of the calendar year, the management fees will be paid until termination of the Management Agreement at the end of the following calendar year.

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

We believe that, since our initial public offering in 1998, we have operated so as to qualify as a REIT under the Code and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could require us to pay a penalty or jeopardize our REIT status. We hold certain assets and derive certain types of income that do not qualify under various gross asset and income requirements applicable to REITs and, if the amounts of such assets or income exceed thresholds permitted under the Code, our ability to qualify as a REIT could be jeopardized. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effects that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

◾	we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable net income at regular corporate rates;
◾	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders;
◾	we would no longer be required to make distributions to our stockholders; and
◾	unless we were entitled to relief under applicable statutory provisions, we could be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and thus our cash available for distribution to stockholders would be reduced for each of the years during which we do not qualify as a REIT.

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

We intend to distribute our taxable net income to stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax, subject to the operating restrictions included in the Merger Agreement. Our taxable net income may substantially exceed our net income as determined by U.S. GAAP or differences in timing between the recognition of taxable net income and the actual receipt of cash may occur, in which case we may have taxable net income in excess of cash flow from our operating activities. In such event, we may generate less cash flow than taxable net income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may require us to take actions that may not otherwise be advisable given existing market conditions and hinder our ability to grow, which could adversely affect the value of our common stock.

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

◾	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;
◾	significant volatility in the market price and trading volume of securities of REITs or other companies in our sector, which is not necessarily related to the operating performance of these securities;
◾	changes in regulatory policies, tax guidelines and financial accounting and reporting standards, particularly with respect to REITs;
◾	changes in interest rates;
◾	changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the various economic conditions including, but not limited to, Brexit, trade imbalances, credit crisis, currency fluctuations, and the impact of other events, such as threats or actions by other nations such as North Korea and Iran, and global terrorism;
◾	changes in our dividend policy and earnings or variations in operating results;
◾	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;
◾	general economic trends and other external factors;
◾	changes in financial estimates by analysts or publication of research reports about us or the real estate or specialty finance industry; and
◾	loss of major repurchase agreement and other credit providers.

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

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable net income in each year, subject to certain adjustments and the operating restrictions included in the Merger Agreement, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described in this Annual Report on Form 10-K. All distributions to our common stockholders will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

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

Provisions contained in our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

◾	Ownership limit. The ownership limit in our charter limits related investors including, among other things, any voting group, from acquiring over 9.8% of our common stock or more than 9.8% of our preferred stock without our permission;
◾	Preferred Stock. Our charter authorizes our Board to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval;
◾	Maryland business combination statute. Maryland law restricts the ability of holders of more than 10% of the voting power of a corporation’s shares to engage in a business combination with the corporation; and
◾	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

In February 2012, we signed a new sublease agreement with PIA that expires on June 30, 2022 for approximately 7,300 square feet of office space at our existing location in Santa Monica, California. We believe this facility is adequate for our intended level of operations.

Item 3.     LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various types of legal proceedings. As of December 31, 2020, we were not a party to any material pending legal proceedings.

Litigation Relating to the Merger

Seven putative class action lawsuits have been filed by purported stockholders of the Company relating to the Merger.

On January 7, 2021, Shiva Stein, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Shiva Stein v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00122 (referred to as the “Stein Action”). The Stein Action was filed against the Company and our board of directors in connection with the Merger Agreement. The complaint in the Stein Action asserts that the Form S-4 Registration Statement initially filed on January 4, 2021 in connection with the Merger (referred to as the “Initial S-4 Filing”) contained materially incomplete and misleading information concerning financial projections and financial analyses in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder. The Stein Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, compensatory damages against the defendants, and an award of attorneys’ and experts’ fees.

On January 12, 2021, Giuseppe Alescio, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Southern District of New York, styled Giuseppe Alescio v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00258 (referred to as the “Alescio Action”). The Alescio Action was filed against the Company, our board of directors, Ready Capital, and Merger Sub. The complaint in the Alescio Action asserts that the Initial S-4 Filing omitted material information concerning financial forecasts and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Alescio Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees.

On January 19, 2021, Joseph Sheridan, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Southern District of New York, styled Joseph Sheridan v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00465 (referred to as the “Sheridan Action”). The Sheridan Action was filed against the Company, our board of directors, Ready Capital, and Merger Sub. The complaint in the Sheridan Action asserts that the Initial S-4 Filing contained materially incomplete and misleading information concerning the sales process, financial projections, and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Sheridan Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 20, 2021, Ken Bishop, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Eastern District of New York, styled Ken Bishop v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00331 (referred to as the “Bishop Action”). The Bishop Action was filed against the Company and our board of directors. The complaint in the Bishop Action asserts that the Initial S-4 Filing contained materially false and misleading statements and omissions concerning financial projections, financial analyses, the sales process and potential conflicts of interest involving the Company’s financial advisor, Credit Suisse Securities (USA) LLC (“Credit Suisse”), in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Bishop Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 21, 2021, Samuel Carlisle, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Samuel Carlisle v. Anworth Mortgage Asset

Corporation, et al., No. 2:21-cv-00566 (referred to as the “Carlisle Action”). The Carlisle Action was filed against the Company and our board of directors. The complaint in the Carlisle Action asserts that the Initial S-4 Filing omitted or misrepresented material information concerning financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Carlisle Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 26, 2021, Reginald Padilla, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Reginald Padilla v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00702 (referred to as the “Padilla Action”). The Padilla Action was filed against the Company and our board of directors. The complaint in the Padilla Action asserts that the Initial S-4 Filing was materially deficient and misleading in regards to financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Padilla Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees.

On February 1, 2021, Diane Antasek, as Trustee for The Diane R. Antasek Trust Agreement, April 8, 1997, and Ronald Antasek, as Trustee for the Ronald J. Antasek Sr. Trust Agreement, April 8, 1997, purported shareholders of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Antasek et al. v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00917 (referred to as the “Antasek Action,” and collectively with the Stein Action, Alescio Action, Sheridan Action, Bishop Action, Carlisle Action, and the Padilla Action, the “Actions”). The Antasek Action was filed against the Company and our board of directors. The complaint in the Antasek Action asserts that the Initial S-4 Filing was materially deficient in regards to potential conflicts of interest involving Credit Suisse, financial projections and financial valuation analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that our board of directors violated their fiduciary duty as a result of an unfair process for an unfair price. The Antasek Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, an order directing our board of directors to exercise their fiduciary duties to commence a sale process that is reasonably designed to secure the best possible consideration for the Company and obtain a transaction which is in the best interests of the Company and its stockholders, an award of damages sustained, and an award of attorneys’ and experts’ fees.

We intend to vigorously defend the Company and our board of directors against the Actions.

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

Holders

As of February 24, 2021, there were approximately 655 record holders of our common stock. On February 24, 2021, the last reported sale price of our common stock on the New York Stock Exchange was $2.83 per share.

Dividends

Subject to the operating restrictions included in the Merger Agreement, we pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on our Board’s evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash
	Dividends
	Per	Date
	Common	Dividends
	Share	Declared
2020
First quarter ended March 31, 2020	$0.05	April 21, 2020
Second quarter ended June 30, 2020	$0.05	June 16, 2020
Third quarter ended September 30, 2020	$0.05	September 16, 2020
Fourth quarter ended December 31, 2020	$0.05	December 16, 2020
2019
First quarter ended March 31, 2019	$0.13	March 14, 2019
Second quarter ended June 30, 2019	$0.11	June 13, 2019
Third quarter ended September 30, 2019	$0.10	September 17, 2019
Fourth quarter ended December 31, 2019	$0.09	December 17, 2019

Issuer Purchase of Equity Securities

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permitted us to acquire up to 2,000,000 shares of our common stock. The shares were expected to be acquired at prevailing prices through open market transactions. Our Board also authorized the Company to repurchase an amount of our common stock up to the amount of common stock sold and issued through our Dividend Reinvestment and Stock Purchase Plan.  Subsequently, our Board authorized the Company to repurchase up to an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. In December 2019, our Board decided to no longer include the amount of common stock that we sold and issued through our Dividend Reinvestment and Stock Purchase Plan as an amount of shares available for repurchase under our share repurchase program. Therefore, there are no longer any shares available for repurchase by us under our share repurchase program.

During the year ended December 31, 2020, we did not repurchase any shares of our common stock.

Total Return Comparison

The following graph presents a cumulative total stockholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

The cumulative total stockholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2015 in our common stock, that $100 was invested in each of the indices on December 31, 2015 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.     SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 are derived from our consolidated financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2018, 2017, and 2016 and for the years ended December 31, 2017 and 2016 are derived from consolidated financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016

	(amounts in thousands, except per share data and days)
Statements of Operations Data
Days in period	366	365	365	365	366
Interest income net of amortization of premium and discount	$83,085	$154,395	$159,972	$142,748	$140,452
Interest expense	(44,890)	(118,756)	(115,307)	(82,519)	(70,420)
Provision for loan losses	(670)	—	—	—	—
Net interest income after provision for loan losses	$37,525	$35,639	$44,665	$60,229	$70,032
Expenses	(13,512)	(13,306)	(13,503)	(13,305)	(14,219)
Other (loss) income	(127,706)	(77,752)	(37,650)	7,448	(33,320)
Net (loss) income	$(103,693)	$(55,419)	$(6,488)	$54,372	$22,493
Dividends on preferred stock	(9,189)	(9,189)	(9,189)	(8,173)	(6,583)
Net (loss) income available to common stockholders	$(112,882)	$(64,608)	$(15,677)	$46,199	$15,910
Basic (loss) earnings per common share	$(1.14)	$(0.65)	$(0.16)	$0.48	$0.17
Diluted (loss) earnings per common share	$(1.14)	$(0.65)	$(0.16)	$0.47	$0.17
Average number of shares outstanding	99,048	98,684	98,314	96,764	96,408
Average number of diluted shares outstanding	99,048	98,684	98,314	100,479	101,068

	As of December 31,
	2020	2019	2018	2017	2016

	(amounts in thousands, except per share data)
Balance Sheets Data
Agency MBS	$1,624,354	$3,510,051	$3,548,719	$4,278,797	$3,925,193
Non-Agency MBS	$206,933	$643,610	$795,203	$760,825	$641,246
Residential mortgage loans held-for-securitization	$109,312	$152,922	$11,660	$—	$—
Residential mortgage loans held-for-investment through consolidated securitization trusts	$267,107	$458,348	$549,016	$639,351	$744,462
Total assets	$2,384,490	$4,938,631	$5,039,700	$5,765,541	$5,395,776
Repurchase agreements	$1,470,620	$3,657,873	$3,811,627	$4,365,695	$3,911,015
Warehouse line of credit	$90,185	$133,811	$—	$—	$—
Asset-backed securities issued by securitization trusts	$258,414	$448,987	$539,651	$629,984	$728,683
Junior subordinated notes	$37,380	$37,380	$37,380	$37,380	$37,380
Total liabilities	$1,955,996	$4,366,679	$4,458,595	$5,068,119	$4,740,754
Series B Preferred Stock	$19,455	$19,455	$19,455	$19,455	$23,924
Stockholders’ equity (common, Series A, and Series C Preferred)	$409,039	$552,497	$561,650	$677,967	$631,098
Number of common shares outstanding	99,242	98,849	98,483	98,137	95,718
Book value per common share	$3.13	$4.60	$4.71	$5.91	$5.95

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments:

◾	Agency mortgage-backed securities, or Agency MBS, which include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac;
◾	Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and
◾	Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans (which are described further on page 86) from independent loan originators with the intent of holding these loans for securitization. These loans are financed by a warehouse line of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

Proposed Merger with Ready Capital Corporation

On December 6, 2020, we entered into the Merger Agreement with Ready Capital and Merger Sub, pursuant to which, subject to the terms and conditions therein, our Company will be merged with and into Merger Sub, with Merger Sub remaining as a wholly owned subsidiary of Ready Capital (such transaction, the “Merger”).

Under the terms of the Merger Agreement, at the Effective Time, each share of Anworth Common Stock issued and outstanding immediately prior to the Effective Time (excluding any shares held by Ready Capital, Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive from Ready Capital (i) 0.1688 shares of Ready Capital Common Stock, plus (ii) $0.61 in cash minus the Per Share Excess Amount, in each case, subject to adjustment as provided in the Merger Agreement. Additionally, at the Effective Time, each share of our 8.625% Series A Cumulative Preferred Stock will be converted into the right to receive one share of Ready Capital Series B Preferred Stock; each share of our 6.25% Series B Cumulative Convertible Preferred Stock will be converted into the right to receive one share Ready Capital Series C Preferred Stock; and each share of our 7.625% Series C Cumulative Redeemable Preferred Stock will be converted into the right to receive one share of Ready Capital Series D Preferred Stock.

The Merger Agreement provides that each of our Company and Ready Capital will, until the Effective Time, operate their respective businesses in all material respects in the ordinary course and consistent with practice, and preserve substantially intact its current business organization and preserve key business relationships. Each of our Company and Ready Capital are subject to restrictions as specified in the Merger Agreement on certain actions each company may take prior to the Effective Time, including, among other things, actions related to amending organizational documents, declaring dividends, issuing or repurchasing capital stock, engaging in certain business transactions and incurring indebtedness.

Completion of the proposed Merger is subject to the satisfaction of certain customary conditions, and is subject to the approval of the stockholders of both Ready Capital and our Company. We cannot provide any assurance that the proposed Merger will close in a timely manner or at all.

Our Business Strategy

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

We believe our hybrid investment model allows us to allocate assets across various sectors within the residential mortgage market with a focus on security selection and implementation of a relative value investment approach. Our asset allocation process takes into account the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment credit, and other portfolio risks. As a result, mortgage-related asset allocation reflects management’s opportunistic approach to investing in the marketplace.

The following table provides the MBS asset allocation and asset allocation between our Agency MBS, Non-Agency MBS and residential mortgage loans at December 31, 2020 and December 31, 2019:

	December 31,		December 31,
	2020		2019
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(in thousands)		(in thousands)
Agency MBS	$1,624,354	73.58%	$3,510,051	73.66%
Non-Agency MBS	206,933	9.37	643,610	13.51
Total MBS	$1,831,287	82.95%	$4,153,661	87.17%
Residential mortgage loans held-for-securitization	109,312	4.95	152,922	3.21
Residential mortgage loans held-for-investment through consolidated securitization trusts	267,107	12.10	458,348	9.62
Total mortgage-related assets	$2,207,706	100.00%	$4,764,931	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our MBS Portfolio

At December 31, 2020 and December 31, 2019, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	December 31,	December 31,
	2020	2019

	(dollar amounts in thousands)
Fair value of MBS	$1,831,287	$4,153,661
Adjustable-rate Agency MBS less than 1-year reset	18%	12%
Adjustable-rate Agency MBS 1-3 year reset	7	2
Adjustable-rate Agency MBS 3-5 year reset	—	3
Adjustable-rate Agency MBS greater than 5-year reset	3	2
Total Adjustable-Rate Agency MBS	28%	19%
15-year fixed-rate Agency MBS	2	1
20-year fixed-rate Agency MBS	9	5
30-year fixed-rate Agency MBS	50	60
Non-Agency MBS	11	15
Total MBS	100%	100%

Results of Operations

Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020, our net loss to common stockholders was approximately $(112.9) million, or $(1.14) per basic and diluted share, based on a weighted average of 99.0 million basic and fully diluted shares outstanding. This included a net loss of $(103.7) million and the payment of preferred dividends of $9.2 million. For the year ended December 31, 2019, our net loss to common stockholders was approximately $(64.6) million, or $(0.65) per basic and diluted share, based on a weighted average of 98.7 million basic and fully diluted shares outstanding. This included a net loss of $(55.4) million and the payment of preferred dividends of $9.2 million.

Net interest income after provision for loan losses for the year ended December 31, 2020 totaled $37.5 million, or 34.9% of gross interest income, as compared to $35.6 million, or 19.7% of gross interest income, for the year ended December 31, 2019. Net interest income after provision for loan losses is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other interest income less interest expense from borrowings and provision for loan losses. Interest and other interest income net of premium amortization expense for the year ended December 31, 2020 was $83.1 million, as compared to $154.4 million for the year ended December 31, 2019, a decrease of 46.2% due primarily to a decrease in interest income on securitized residential mortgage loans of approximately $5.8 million due to paydowns on this portfolio, a decrease in the weighted average portfolio outstanding, from approximately $3.95 billion in 2019 to approximately $2.34 billion in 2020, and a decrease in the weighted average coupons on MBS (from 3.93% in 2019 to 3.71% in 2020), and a decrease in other interest income of $1.2 million due primarily to less interest earned on restricted cash balances, partially offset by a decrease in premium amortization expense of $2.2 million and an increase in interest on residential mortgage loans held-for-securitization of $1.7 million due to a greater weighted average outstanding balance during 2020. Interest expense for the year ended December 31, 2020 was $44.9 million, as compared to $118.8 million for the year ended December 31, 2019, a decrease of approximately 62.2%, which resulted primarily from a decrease in the weighted average interest rates, from 2.64% in 2019 to 1.18% in 2020, a decrease in interest expense on asset-backed securities issued by securitization trusts of approximately $5.7 million due to paydowns on this portfolio, and a decrease in the average borrowings outstanding, from $3.52 billion in 2019 to $2.11 billion in 2020, partially offset by an increase in interest expense on our warehouse line of credit of $0.3 million.

Our results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our mortgage-related assets, the supply of, and demand for, mortgage-related assets in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense) and prepayment speeds on our MBS and loan portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS and loans to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS and loan portfolios to slow, thereby slowing the amortization of our purchase premiums; and (v) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (a) prepayments on our MBS and loan portfolios to increase, thereby accelerating the amortization of our purchase premiums; (b) the interest expense associated with our borrowings to decrease; (c) the value of our MBS and loan portfolios and, correspondingly, our stockholders’ equity to increase; (d) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to decrease; and (e) coupons on our MBS and loans to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the year ended December 31, 2020, premium amortization expense decreased by $2.2 million, or 8.4%, to $24.6 million from $26.8 million during the year ended December 31, 2019, due primarily to less unamortized premium from a lower average MBS portfolio outstanding. The prepayment rate assumptions used in our projection of long-term CPR percentages are based on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Given our current expectations for prepayments and market conditions, we do not expect a significant change in future prepayment assumptions.

The table below shows the approximate constant prepayment rate of our MBS:

	2020				2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
Portfolio	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
MBS	40%	39%	33%	18%	25%	21%	18%	13%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. During the year ended December 31, 2020, we sold available-for-sale Agency MBS (including Agency MBS trading securities) of approximately $1.4 billion and realized net gains of approximately $19.4 million. During 2020, we sold a substantial portion of our MBS in order to reduce leverage, maintain adequate liquidity, pay-down the balance on our repurchase agreements, and preserve over-collateralization for our repurchase agreements. During the year ended December 31, 2019, we received proceeds of approximately $2.95 billion from the sales of Agency MBS (including Agency MBS trading securities) and recognized a combined net gain of approximately $7.2 million. During 2019, we sold a substantial portion of our MBS to reallocate our portfolio from lower-yielding assets to higher-yielding assets. During the years ended December 31, 2020 and 2019, we recognized a gain (including derivative income) of approximately $28.2 million and approximately $14.2 million, respectively, on TBA Agency MBS. During the years ended December 31, 2020 and 2019, we did not sell any of our residential mortgage loans. At March 31, 2020, we designated our Non-Agency MBS as trading securities. The unrealized gain or loss on these securities, which had been formally recorded in AOCI, is now recorded as a net gain or loss on our consolidated statements of operations. During the year ended December 31, 2020, we had a net loss on these securities of approximately $15.5 million. During 2019, we did not classify our Non-Agency MBS as trading securities. During the year ended December 31, 2020, we also had a net loss on available-for-sale Non-Agency MBS of approximately $55.4 million. During the year ended December 31, 2019, we received proceeds of approximately $30 million from the sales (including calls) of Non-Agency MBS and recognized a net gain of approximately $76 thousand.

During the year ended December 31, 2020, we had a loss on interest rate swaps recognized in our consolidated statements of operations of approximately $106.3 million, consisting primarily of $91.5 million in the negative change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities”

in Note 1, “Organization and Significant Accounting Policies,” to the accompanying audited consolidated financial statements for additional information), and approximately $3.3 million in AOCI amortization and approximately $11.5 million in net cash settlements paid. During the year ended December 31, 2019, we also had a loss on interest rate swaps recognized in our consolidated statements of operations of approximately $98.9 million, consisting primarily of approximately $106.5 million in the negative change in fair value and approximately $3.9 million in AOCI amortization, partially offset by approximately $11.5 million in net cash settlements received. During the year ended December 31, 2020, rental income from our residential rental properties decreased by approximately $93 thousand. During the year ended December 31, 2020, we sold three of our residential rental properties and realized a gain of approximately $201 thousand. During the year ended December 31, 2019, we sold one of our residential rental properties and realized a gain of approximately $31 thousand. During the year ended December 31, 2020, there was no impairment charge on our Non-Agency MBS, as compared to an impairment charge of approximately $2.1 million during the year ended December 31, 2019.

Total expenses were approximately $13.5 million for the year ended December 31, 2020, as compared to approximately $13.3 million for the year ended December 31, 2019. For the year ended December 31, 2020, we incurred management fees of approximately $5.6 million, which is based on a percentage of our equity (see Note 12, “Public Offerings and Capital Stock,” to the accompanying audited consolidated financial statements), as compared to management fees of approximately $6.7 million for the year ended December 31, 2019. Rental properties depreciation and expenses increased by $470 thousand during 2020. “Other expenses” increased by approximately $0.8 million, due primarily to approximately $1.4 million in expenses related to the Merger Agreement.

Years Ended December 31, 2019 and 2018

The discussion comparing the results of operations for the years ended December 31, 2019 and December 31, 2018 can be found in, and is incorporated herein by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Years Ended December 31, 2019 and 2018,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Financial Condition

MBS Portfolio

At December 31, 2020, we held Agency MBS which had an amortized cost of approximately $1.56 billion, consisting primarily of approximately $0.5 billion of adjustable-rate MBS and approximately $1.06 billion of fixed-rate MBS. This amount represents a decrease of approximately 55% from the $3.46 billion held at December 31, 2019. This decrease was due primarily to paydowns and sales of the portfolio. At December 31, 2020, as our Non-Agency MBS are now designated as trading securities, they had a carrying value and a fair value of approximately $206.9 million. At December 31, 2019, the Non-Agency MBS had an amortized cost of approximately $613.6 million, a fair value of approximately $643.6 million, and a contractually required principal of approximately $801.9 million. Due to the COVID-19 coronavirus pandemic, there was much volatility in the markets, and we sold a substantial portion of our Agency MBS and Non-Agency MBS portfolios during March and April 2020 to reduce leverage, maintain adequate liquidity, pay-down the balances on our repurchase agreements, and preserve over-collateralization for our repurchase agreements.

The following table presents a schedule of our MBS at fair value owned at December 31, 2020 and December 31, 2019 as classified by type of issuer:

	December 31, 2020		December 31, 2019
	Fair	Portfolio	Fair	Portfolio
Agency	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Fannie Mae (FNM)	$1,067,375	58.3%	$2,617,084	63.0%
Freddie Mac (FHLMC)	556,979	30.4	892,967	21.5
Non-Agency MBS	206,933	11.3	643,610	15.5
Total MBS	$1,831,287	100.0%	$4,153,661	100.0%

The following table classifies our portfolio of MBS owned at December 31, 2020 and December 31, 2019 by type of interest rate index:

	December 31, 2020		December 31, 2019
	Fair	Portfolio	Fair	Portfolio
Index	Value	Percentage	Value	Percentage
	(in thousands)		(in thousands)
Agency MBS:
One-month LIBOR	$322	—%	$386	—%
Six-month LIBOR	1,069	0.1	1,426	—
One-year LIBOR	495,532	27.1	767,275	18.5
Six-month certificate of deposit	147	—	297	—
One-year constant maturity treasury	12,801	0.7	17,552	0.4
Cost of Funds Index	1,757	0.1	2,532	0.1
15-year fixed-rate	34,755	1.9	48,226	1.2
20-year fixed-rate	156,369	8.5	194,577	4.7
30-year fixed-rate	921,602	50.3	2,477,780	59.6
Total Agency MBS	$1,624,354	88.7%	$3,510,051	84.5%
Non-Agency MBS	206,933	11.3	643,610	15.5
Total MBS	$1,831,287	100.0%	$4,153,661	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our MBS is reported to us independently, either from third-party pricing services or from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our MBS, see Note 9, “Fair Values of Financial Instruments,” to the accompanying audited consolidated financial statements.

Agency MBS

The weighted average coupon and average amortized cost of our Agency MBS at December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019 were as follows:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2020	2019
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.80%	3.16%	3.47%	3.78%	3.95%
Hybrid adjustable-rate Agency MBS	2.73	2.74	2.76	2.78	2.78
15-year fixed-rate Agency MBS	3.50	3.50	3.50	3.50	3.50
20-year fixed-rate Agency MBS	3.56	3.56	3.56	3.56	3.56
30-year fixed-rate Agency MBS	3.61	4.00	4.00	3.79	3.56
Total Agency MBS	3.34%	3.58%	3.66%	3.64%	3.54%
Average Amortized Cost:
Adjustable-rate Agency MBS	101.99%	102.02%	102.16%	101.96%	102.04%
Hybrid adjustable-rate Agency MBS	101.30	101.51	101.84	102.09	102.11
15-year fixed-rate Agency MBS	101.50	101.51	101.72	101.75	101.81
20-year fixed-rate Agency MBS	103.28	103.35	103.76	103.83	103.96
30-year fixed-rate Agency MBS	102.81	102.23	102.51	102.54	102.33
Total Agency MBS	102.49%	102.18%	102.44%	102.47%	102.35%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	3.26%	3.51%	3.57%	3.56%	3.46%

At December 31, 2020 and December 31, 2019, the unamortized net premium paid for our Agency MBS was approximately $37.8 million and $79.4 million, respectively.

At December 31, 2020, the current yield on our Agency MBS decreased to 3.26% from 3.46% at December 31, 2019. This was due primarily to the decrease in the weighted average coupon. As noted in the trend above, the weighted average coupon has decreased by approximately 20 basis points from December 31, 2019. During the three months ended December 31, 2020, the weighted average coupon for our total Agency MBS decreased by 24 basis points, due primarily to the decrease in the coupon on 30-year fixed-rate MBS. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

Non-Agency MBS

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

Non-Agency MBS include the following types of securities:

◾	Legacy Non-Agency MBS – These are collateralized by loans that were generally originated prior to the 2008 financial crisis and, therefore, trade at a deep discount due to having experienced high levels of defaults by the underlying borrowers. While these underlying loans will generally experience losses, the securities were generally acquired at deep discounts to face/par value, which we believe serves to mitigate this potential exposure to credit risk;
◾	Non-performing – These are collateralized by loans that were generally originated prior to 2008 and have been repackaged into newer securitization pools. They may or may not be currently non-performing or delinquent but there is a higher expectation of loss on these loans. Resolution of these loans typically occurs from loan modifications, short sales, and foreclosures. These loan pools usually have a greater degree of overcollateralization to support the securities; and
◾	Credit Risk Transfer – These securities are designed to synthetically transfer mortgage credit risk from Fannie Mae, Freddie Mac, and other issuers to private investors. As loans default, the securities may incur principal write-downs. These are allocated to the tranches within a deal according to the cash flow structure of the securities.

At March 31, 2020, our Non-Agency MBS were designated as trading securities and are carried at fair value.

The following table summarizes our Non-Agency MBS portfolio by type at December 31, 2020 and December 31, 2019:

December 31, 2020

		Weighted Average
	Fair		Fair Market
Portfolio Type	Value	Coupon	Price
	(in thousands)
Legacy Non-Agency MBS	$101,149	5.21%	$62.57
Non-performing	9,860	6.35	98.60
Credit Risk Transfer	95,924	4.12	101.20
Total Non-Agency MBS	$206,933	4.86%	$77.67

December 31, 2019

				Weighted Average
	Fair	Amortized	Contractual	Amortized
Portfolio Type	Value	Cost	Principal	Cost	Coupon	Yield

	(in thousands)
Legacy Non-Agency MBS	$497,408	$477,786	$655,447	72.9%	5.52%	5.49%
Non-performing	11,052	10,938	11,000	99.4	5.50	6.05
Credit Risk Transfer	135,150	124,852	135,489	92.2	4.20	5.80
Total Non-Agency MBS	$643,610	$613,576	$801,936	76.5%	5.30%	5.56%

Financing

The following information pertains to our repurchase agreement borrowings at December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, and December 31, 2018:

	December 31,	September 30,		June 30,		March 31,		December 31,	December 31,
	2020	2020		2020		2020		2019	2018

	(dollar amounts in thousands)
Total repurchase agreements outstanding	$1,470,620		$1,464,593		$1,697,181		$2,473,134	$3,657,873	$3,811,627
Average repurchase agreements outstanding during the quarter	$1,400,044		$1,587,115		$1,919,736		$3,476,576	$3,322,672	$3,891,158
Average repurchase agreements outstanding during the year	$2,106,400	$	N/A	$	N/A	$	N/A	$3,516,634	$4,110,250
Maximum monthly amount during the quarter	$1,470,620		$1,621,431		$1,847,853		$3,607,774	$3,657,873	$3,914,585
Maximum monthly amount during the year	$3,607,774	$	N/A	$	N/A	$	N/A	$4,214,226	$4,357,754
Average interest rate on outstanding repurchase agreements	0.33%		0.35%		0.39%		1.86%	2.07%	2.67%
Average days to maturity	30 days		26 days		23 days		29 days	28 days	32 days
Average interest rate after adjusting for interest rate swaps	1.38%		1.44%		1.24%		2.15%	2.13%	2.23%
Weighted average maturity after adjusting for interest rate swaps	1,047 days		1,091 days		983 days		859 days	978 days	1,217 days

At December 31, 2020, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	710,000	0.21	48,936	2.01	758,936	0.32
30 days to 90 days	655,000	0.21	56,684	1.85	711,684	0.34
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$1,365,000	0.21%	$105,620	1.92%	$1,470,620	0.33%
Weighted average maturity	29 days		49 days		30 days
Weighted average interest rate after adjusting for interest rate swaps					1.38%
Weighted average maturity after adjusting for interest rate swaps					1,047 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$1,437,565		$166,140		$1,603,705

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

The average interest rate on outstanding repurchase agreements, after adjusting for interest rate swap transactions, decreased from 2.13% at December 31, 2019 to 1.38% at December 31, 2020. The decrease was due primarily to a reduction in the repurchase agreement weighted average interest rate, from 2.07% at December 31, 2019 to 0.33% at December 31, 2020. The weighted average term to next rate adjustment after adjusting for interest rate swap transactions increased from 978 days at December 31, 2019 to 1,047 days at December 31, 2020. This was due primarily to the increase in the weighted average maturity of the swap agreements, as shown in the table under “Hedging Strategies.”

Residential Mortgage Loans Held-for-Securitization

At December 31, 2020, we owned approximately $109.3 million of residential mortgage loans which are being held until we have a sufficient quantity for securitization. Non-QM loans do not comply with the rules of the Consumer Financial Protection Bureau, or the CFPB, relating to Qualified Mortgages. Post-crisis, the CFPB issued rules on what is required for a loan to be qualified as a Qualified Mortgage, or QM. These rules have certain requirements, such as debt-to-income ratio, being fully-amortizing, and limits on loan fees. Non-QM loans do not comply with at least one of these requirements, but that does not necessarily imply that they carry more risk. Even though these loans may not have traditional documentation of income, such as a Form W-2 or paychecks, they generally have stated income and may have alternate documentation, such as bank statements, CPA letters, or tax returns. The loans we are acquiring have high FICO scores, as well as other strong borrower attributes, which are factors we analyze in making acquisitions. See Note 4, “Residential Mortgage Loans Held-for-Securitization,” to our accompanying audited consolidated financial statements for more information regarding the residential mortgage loans held-for-securitization.

These loans are financed by a warehouse line of credit. In July 2020, we entered into a new agreement with the same lender to renew the line of credit in the amount of $300 million and a term of one year. At December 31, 2020, the amount outstanding on this line of credit (including warehouse transaction costs) was $90.2 million. The interest rate on the amounts advanced under this line of credit is at LIBOR + 3.00%, which was 3.50% at December 31, 2020. Additionally, we paid a facility fee on this line of credit for the first six months of 2020, which was approximately $375 thousand. Under the terms of the new agreement, the facility fee was terminated, and we now pay a funding fee of 0.50% on new advances under this line of credit with a minimum fee of $150 thousand per quarter. During the year ended December 31, 2020, this funding fee was $300 thousand. Various fees plus legal fees paid to secure this line of credit are being amortized over one year. See Note 9, “Fair Values of Financial Instruments,” to the accompanying audited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

At December 31, 2020, we owned approximately $8.7 million in net interests on certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment through consolidated securitization trusts) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 5, “Variable Interest Entities,” to the accompanying audited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 9, “Fair Values of Financial Instruments,” to the accompanying audited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At December 31, 2020, we owned 82 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $12.7 million. During the year ended December 31, 2020, we sold three properties for a gain of approximately $201 thousand. At December 31, 2019, we owned 85 single-family residential properties which are all located in Southeastern Florida and were carried at a total cost, net of accumulated depreciation, of approximately $13.5 million. During the year ended December 31, 2019, we sold one of our residential properties for a gain of approximately $31 thousand.

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

The following table pertains to all of our interest rate swaps at each quarter-end for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Aggregate notional amount of interest rate swaps(1)	$715 million	$765 million	$915 million	$1.276 billion	$2.501 billion	$2.191 billion	$2.956 billion	$3.356 billion
Average maturity of interest rate swaps	5.9 years	5.8 years	5.1 years	4.6 years	4.0 years	3.9 years	3.6 years	3.9 years
Weighted average fixed-rate paid on interest rate swaps	2.38%	2.34%	2.23%	2.10%	2.02%	2.08%	2.09%	2.13%
(1)	This table excludes $162.5 million in notional amount of OIS swaps that we received in the transition from LIBOR to OIS rates.

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At December 31, 2020, the net unrealized loss in AOCI on the interest rate swaps was approximately $4.3 million, as compared to an unrealized loss of approximately $7.6 million at December 31, 2019.

At December 31, 2020, we had approximately $700 million in notional amount of TBA Agency MBS, as compared to approximately $250 million in notional amount of TBA Agency MBS at December 31, 2019.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 9, and 15 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $1.47 billion at December 31, 2020. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $1.44 billion in Agency MBS and approximately $166 million in Non-Agency MBS. Our other significant sources of funds for the year ended December 31, 2020 consisted of payments of principal from our MBS portfolios in the amount of $825.8 million and proceeds from the sales of MBS of approximately $1.7 billion.

For the year ended December 31, 2020, there was a net increase in cash, cash equivalents, and restricted cash of approximately $32.2 million. This consisted of the following components:

◾	Net cash provided by operating activities for the year ended December 31, 2020 was approximately $62.1 million. This is comprised primarily of a net loss of $103.7 million and adding back or subtracting the following non-cash items: the amortization of premium and discounts on Agency MBS of approximately $24.6 million; accretion of discounts on Non-Agency MBS of approximately $1.3 million; depreciation on rental properties of $476 thousand; amortization of premium on residential loans of $1.3 million; a realized net loss on sales of available-for-sale Non-Agency MBS of approximately $55.4 million; provision for loan losses of $0.7 million; a loss on interest rate swaps of approximately $102.4 million; the amortization of restricted stock of $16 thousand; and a net loss on Non-Agency MBS held as trading investments of approximately $15.5 million, partially offset by net settlements on interest rate swaps, net of amortization, of approximately $7.6 million; a gain on derivatives, net of derivative income on TBA Agency MBS, of approximately $28.8 million; a realized gain on sales of available-for-sale Agency MBS of approximately $15.8 million; a net gain on Trading Agency MBS of approximately $3.6 million; a gain on sale of residential properties of $201 thousand; and accretion of discount on residential mortgage loans of approximately $116 thousand. Net cash provided by operating activities also included a decrease in interest receivable of approximately $5.7 million; a decrease in reverse repurchase agreements of approximately $15 million; and a decrease in prepaid expenses of approximately $10.6 million, partially offset by a decrease in accrued interest payable of approximately $6.5 million and a decrease in accrued expenses of approximately $4.6 million;
◾	Net cash provided by investing activities for the year ended December 31, 2020 was approximately $2.27 billion, which consisted of $825.8 million from principal payments on MBS; proceeds from sales of MBS of approximately $1.7 billion; payments on residential mortgage loans held-for-investment through consolidated securitization trusts of approximately $141 thousand; principal payments on loans held-for-securitization of $41.4 million; and sales of residential properties of approximately $662 thousand, partially offset by purchases of MBS of approximately $0.3 billion; purchases of residential mortgage loans held-for-securitization of approximately $4.8 million; and improvements on residential properties of approximately $257 thousand; and
◾	Net cash (used in) financing activities for the year ended December 31, 2020 was approximately $2.3 billion. This consisted of borrowings on repurchase agreements of approximately $17.6 billion, offset by repayments on repurchase agreements of approximately $19.8 billion; proceeds from sales of common stock of approximately $0.8 million; net settlements on TBA Agency MBS of approximately $22 million; and derivative counterparty margin of $4.9 million, partially offset by repayments on the warehouse line of credit of $43.9 million; dividends paid of $23.8 million on common stock; dividends paid of approximately $9.2 million on preferred stock; and termination of interest rate swaps of $62.9 million.

At December 31, 2020, our leverage (excluding the ABS issued by securitization trusts) on total capital (including all preferred stock and junior subordinated notes) decreased from 6.2x at December 31, 2019 to 3.4x at December 31, 2020. The decrease in our leverage was due primarily to a decrease in repurchase agreements and credit line outstanding, from $3.79 billion at December 31, 2019 to $1.56 billion at December 31, 2020, partially offset by a decrease in our total capital (as described above), from $609.4 million at December 31, 2019 to $465.9 million at December 31, 2020.

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

During the year ended December 31, 2020, we raised approximately $763 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2020, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, Series B Cumulative

Convertible Preferred Stock, or Series B Preferred Stock, and Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock.

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the year ended December 31, 2020, we did not sell any shares of stock under the FBR Sales Agreement. At December 31, 2020, there was approximately $152.7 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permitted us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. In December 2019, our Board decided to no longer include the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan as an amount of stock available for repurchase. During the year ended December 31, 2020, we did not repurchase any shares of our common stock under our share repurchase program.

Disclosure of Contractual Obligations

The following table represents the contractual obligations of the Company at December 31, 2020:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(in thousands)
Repurchase agreements(1)	$1,470,620	$1,470,620	$—	$—	$—
Warehouse line of credit	90,185	90,185	—	—	—
Junior subordinated notes(2)	37,380	—	—	—	37,380
Lease commitment	822	545	277	—	—
Total	$1,599,007	$1,561,350	$277	$—	$37,380
(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these as more fully described in Note 8, “Junior Subordinated Notes,” to the accompanying audited consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for most of our Agency MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at December 31, 2020 was $409.0 million. Common stockholders’ equity was approximately $310.8 million, or a book value of $3.13 per common share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

Under our available-for-sale accounting treatment used for most of our MBS, unrealized fluctuations in fair values of assets are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are not other-than-temporary, they do not impact GAAP income or taxable income but rather are reflected on our consolidated balance sheets by changing the carrying value of the assets and reflecting the change in the “Stockholders’ Equity” section under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheets may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive fair value changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $58.8 million, or 4.06% of the amortized cost of our Agency MBS, at December 31, 2020. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $4.3 million, constitutes the total “Accumulated other comprehensive income consisting of unrealized gains and losses” of approximately $54.5 million.

Non-GAAP Financial Measures Related to Operating Results

In addition to the Company’s operating results presented in accordance with GAAP, the following table includes the following non-GAAP financial measures: core earnings (including per common share), TBA dollar roll income, and paydown expense on Agency MBS. The table below reconciles the Company’s net loss to common stockholders for the year ended December 31, 2020 to core earnings for the same period. Core earnings represents the net loss to common stockholders (which is the nearest comparable GAAP measure) adjusted for the items shown in the table below.

The Company’s management believes that:

◾	these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that the Company uses in its financial and operational decision-making process;
◾	the inclusion of paydown expense on Agency MBS is more indicative of the current earnings potential of the Company’s investment portfolio, as it reflects the actual principal paydowns which occurred during the period. Paydown expense on Agency MBS is not dependent on future assumptions on prepayments or the cumulative effect from prior periods of any current changes to those assumptions, as is the case with the GAAP measure, “Premium amortization on Agency MBS”;
◾	the adjustment for merger expenses, as these are not indicative of current earnings potential; and
◾	the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies.

These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the year ended December 31, 2020. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Year Ended
	December 31, 2020
	Amount	Per Share
	(in thousands)
Net (loss) to common stockholders	$(112,882)	$(1.14)
Adjustments to derive core earnings:
Realized net (gain) on sales of Agency MBS	(15,805)	(0.16)
Realized net loss on sales of Non-Agency MBS	55,390	0.56
Net (gain) on Agency MBS held as trading investments	(3,629)	(0.04)
Net loss on Non-Agency MBS held as trading securities	15,537	0.16
Loss on interest rate swaps, net	106,334	1.07
(Gain) on derivatives-TBA Agency MBS, net	(28,213)	(0.28)
(Gain) on sales of residential properties	(201)	—
Net settlement on interest rate swaps after de-designation(1)	(11,539)	(0.12)
Dollar roll income on TBA Agency MBS(2)	8,514	0.09
Premium amortization on MBS	24,577	0.25
Paydown expense(3)	(22,092)	(0.22)
Depreciation expense and non-recurring expenses on residential rental properties	891	0.01
Deferred payments on modifications/forbearance agreements(4)	301	—
Expenses related to the Merger Agreement(5)	1,369	0.01
Core earnings	$18,552	$0.19
Basic weighted average number of shares outstanding	99,048
(1)	Net settlement on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014 and are recorded in “Loss on interest rate swaps, net.”
(2)	Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “Loss on derivatives, net” that is shown on the Company’s consolidated financial statements.
(3)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the three-month period.
(4)	The Trustee reported these amounts as losses in the securitization trusts, but these payments are due upon liquidation or maturity.
(5)	Expenses related to the Merger Agreement are added back, as they are not indicative of earnings potential.

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

Our accounting policies are described in Note 1, “Organization and Significant Accounting Policies,” to the accompanying audited consolidated financial statements. Management believes the more significant of our accounting policies are the following:

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

Because the decline in market value on these Non-Agency MBS is attributable to changes in interest rate and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments, nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired.” On

January 1, 2020, when we adopted CECL, we reviewed our assessment of the Non-Agency MBS in an unrealized loss position at December 31, 2020, and concluded that there was no credit loss on these securities. Our conclusion included a review of factors such as the ratings of these securities by rating agencies, the payment structure of these securities, whether the issuer has continued to make payments of principal and interest, and review of prepayment speeds, delinquency, and default rates.

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value, and were rated below AA at the time of purchase, was previously recognized based on the security’s effective interest rate. The effective interest rate on these securities was based on the projected cash flows from each security, which was estimated based on our observation of current information and events, and include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, we reviewed and, if appropriate, made adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, resulted in a prospective change in the yield/interest income recognized on such securities. Actual maturities of these Non-Agency MBS were affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of these securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. At March 31, 2020, we designated our Non-Agency MBS as trading securities. On a prospective basis, interest income is recognized based on the actual coupon rate and the outstanding principal amount. Securities transactions are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency

MBS are primarily based on third party bid price indications provided by independent third-party pricing services. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. The unrealized losses on our Agency MBS were primarily caused by fluctuations in interest rates due to market volatility resulting from the COVID-19 coronavirus pandemic and its negative effect on the economy, and not due to credit quality. At December 31, 2020, we did not have the intent to sell these investments, nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The payments of principal and interest on these securities are guaranteed by Fannie Mae and Freddie Mac, which are under the conservatorship of the U.S. government. Accordingly, there is zero loss expectation on these securities, and no allowance for credit losses has been recorded. Assets classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations. For more detail on the fair value of our Agency MBS, see Note 9, “Fair Values of Financial Instruments,” to the accompanying audited consolidated financial statements.

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

Non-Agency MBS under the caption, “Mortgage-Backed Securities,” in Significant Accounting Policies in Note 1, “Organization and Significant Accounting Policies,” to the accompanying audited consolidated financial statements.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “Accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our consolidated balance sheets, recognizing changes in the fair value in current-period income. At

December 31, 2020, none of our derivative instruments were designated as hedges for accounting purposes.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 9, and 15 to our accompanying audited consolidated financial statements.

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

Recent and Recently Adopted Accounting Pronouncements

A description of recent and recently adopted accounting pronouncements, the date adoption is required, and the impact on our consolidated financial statements is contained in Note 1, “Organization and Significant Accounting

Policies,” to the accompanying audited consolidated financial statements.

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

Actions of the Federal Reserve

The outbreak of the COVID-19 coronavirus pandemic has created unprecedented economic disruption. In addition, measures to prevent the spread of the COVID-19 coronavirus have caused, and may continue to cause, substantial business closures, travel restrictions, and self-isolation. Most state and local governments, in coordination with the Federal government, have ordered people to stay home and mandated non-essential businesses to close. Millions of people have been laid off and have filed for unemployment benefits, potentially affecting their ability to make payments on their mortgage, rent, or other debt. In March 2020, the Federal Reserve took the following actions:

◾	On March 15, 2020, the Federal Reserve Open Market Committee, or the FOMC, lowered the fed funds rate to a target range of 0% to 0.25%. At its January 2021 meeting, the FOMC did not make any changes to this rate;
◾	The Federal Reserve increased holdings of U.S. Treasury securities by at least $500 billion and holdings of Agency MBS by at least $200 billion. It announced that it would also reinvest the principal from its holding into further acquisitions of Agency MBS;
◾	The FOMC announced it would expand its overnight and term repurchase agreement operations by trillions of dollars, which was designed to stabilize these markets;
◾	The Federal Reserve, in coordination with the Bank of England, Bank of Canada, Bank of Japan, the European Central Bank, and the Swiss National Bank, announced a coordinated action to enhance liquidity via standing U.S. dollar liquidity swap line agreements. The new lower rate will be the U.S. Overnight Index Swap, or the OIS, rate plus 25 basis points. This announcement is designed to reduce stress in global funding markets and to mitigate the stress on the supply of funds to households and businesses, both domestically and globally;
◾	The Federal Reserve enhanced the ability of banks and other financial institutions to access the Fed discount window, which supports the liquidity and stability of the banking system and the effective implementation of the monetary supply. The Fed primary credit rate was lowered by 150 basis points to 0.25%;
◾	The Federal Reserve established a Commercial Paper Funding Facility to support the flow of credit to consumers, such as through auto loans and mortgages, and to provide liquidity for the operational needs of a wide range of businesses. The U.S. Treasury has committed $10 billion to the Federal Reserve for this facility; and
◾	Congress passed the $2.2 trillion CARES Act to provide, through the U.S. Treasury and the Federal Reserve, aid to individuals and businesses. As part of this Act, lenders were encouraged to work with consumers struggling to make their loan payments by offering forbearance of several months to any persons who requested such assistance.

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

Other Recent Activity

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government- sponsored agency debt. In December 2020, Congress passed a $2.3 trillion COVID-19 relief and government funding bill, which was signed by President Trump. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio.

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

On January 16, 2020, the U.S. Congress passed the USMCA trade agreement, which became effective after the legislatures of the United States, Mexico, and Canada all approved it. It is believed that the USMCA trade agreement will be beneficial to U.S. workers, manufacturers, and farmers in particular, as well as improving trade relations among all three nations.

Subsequent Events

Special Meeting of Stockholders

We have set March 17, 2021 as the date for the special meeting of our stockholders to, among other things, consider and vote on a proposal to approve the Merger. Stockholders of record as of the close of business on February 4, 2021 are entitled to vote at the special meeting. The Merger is subject to certain customary closing conditions and the receipt of approvals of the respective stockholders of the Company and Ready Capital.

Litigation Relating to the Merger

Seven putative class action lawsuits have been filed by purported stockholders of the Company relating to the Merger.

On January 7, 2021, Shiva Stein, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Shiva Stein v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00122 (referred to as the “Stein Action”). The Stein Action was filed against the Company and our board of directors in connection with the Merger Agreement. The complaint in the Stein Action asserts that the Form S-4 Registration Statement initially filed on January 4, 2021 in connection with the Merger (referred to as the “Initial S-4 Filing”) contained materially incomplete and misleading information concerning financial projections and financial analyses in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder. The Stein Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, compensatory damages against the defendants, and an award of attorneys’ and experts’ fees.

On January 12, 2021, Giuseppe Alescio, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Southern District of New York, styled Giuseppe Alescio v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00258 (referred to as the “Alescio Action”). The Alescio Action was filed against the Company, our board of directors, Ready Capital, and Merger Sub. The complaint in the Alescio Action asserts that the Initial S-4 Filing omitted material information concerning financial forecasts and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Alescio Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees.

On January 19, 2021, Joseph Sheridan, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Southern District of New York, styled Joseph Sheridan v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00465 (referred to as the “Sheridan Action”). The Sheridan Action was filed against the Company, our board of directors, Ready Capital, and Merger Sub. The complaint in the Sheridan Action asserts that the Initial S-4 Filing contained materially incomplete and misleading information concerning the sales process, financial projections, and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Sheridan Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 20, 2021, Ken Bishop, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Eastern District of New York, styled Ken Bishop v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00331 (referred to as the “Bishop Action”). The Bishop Action was filed against the Company and our board of directors. The complaint in the Bishop Action asserts that the Initial S-4 Filing contained materially false and misleading statements and omissions concerning financial projections, financial analyses, the sales process and potential conflicts of interest involving the Company’s financial advisor, Credit Suisse Securities (USA) LLC (“Credit Suisse”), in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Bishop Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 21, 2021, Samuel Carlisle, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Samuel Carlisle v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00566 (referred to as the “Carlisle Action”). The Carlisle Action was filed against the Company and our board of directors. The complaint in the Carlisle Action asserts that the Initial S-4 Filing omitted or misrepresented material information concerning financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Carlisle Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 26, 2021, Reginald Padilla, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Reginald Padilla v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00702 (referred to as the “Padilla Action”). The Padilla Action was filed against the Company and our board of directors. The complaint in the Padilla Action asserts that the Initial S-4 Filing was materially deficient and misleading in regards to financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Padilla Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees.

On February 1, 2021, Diane Antasek, as Trustee for The Diane R. Antasek Trust Agreement, April 8, 1997, and Ronald Antasek, as Trustee for the Ronald J. Antasek Sr. Trust Agreement, April 8, 1997, purported shareholders of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Antasek et al. v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00917 (referred to as the “Antasek Action,” and collectively with the Stein Action, Alescio Action, Sheridan Action, Bishop Action, Carlisle Action, and the Padilla Action, the “Actions”). The Antasek Action was filed against the Company and our board of directors. The complaint in the Antasek Action asserts that the Initial S-4 Filing was materially deficient in regards to potential conflicts of interest involving Credit Suisse, financial projections and financial valuation analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that our board of directors violated their fiduciary duty as a result of an unfair process for an unfair price. The Antasek Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, an order directing our board of directors to exercise their fiduciary duties to commence a sale process that is reasonably designed to secure the best possible consideration for the Company and obtain a transaction which is in the best interests of the Company and its stockholders, an award of damages sustained, and an award of attorneys’ and experts’ fees.

We intend to vigorously defend the Company and our board of directors against the Action.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2020 and December 31, 2019, our MBS and related borrowings will prospectively reprice based on the following time frames:

December 31, 2020

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$34,755	1.9%	$—	—%
20-year fixed-rate investments	156,369	8.5	—	—
30-year fixed-rate investments	921,602	50.3	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	46,907	2.6	1,365,000	92.8
Greater than 3 months and less than 1 year	285,380	15.6	—	—
Greater than 1 year and less than 3 years	119,320	6.5	—	—
Greater than 3 years and less than 5 years	—	—	—	—
Greater than 5 years	60,021	3.3	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	21,415	1.2	105,620	7.2
Hybrid MBS (greater than 3 months)	4,056	0.2	—	—
Fixed-rate MBS	181,462	9.9	—	—
Total MBS Portfolio	$1,831,287	100.0%	$1,470,620	100.0%
(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

December 31, 2019

	Investments(1)		Borrowings
		Percentage of		Percentage of
	Amount	Total Investments	Amount	Total Borrowings
	(in thousands)		(in thousands)
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$48,226	1.2%	$—	—%
20-year fixed-rate investments	194,577	4.7	—	—
30-year fixed-rate investments	2,477,780	59.6	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	62,788	1.5	3,230,000	88.3
Greater than 3 months and less than 1 year	429,685	10.3	—	—
Greater than 1 year and less than 3 years	68,650	1.7	—	—
Greater than 3 years and less than 5 years	126,949	3.1	—	—
Greater than 5 years	101,396	2.4	—	—
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(2)	42,978	1.0	427,873	11.7
Hybrid MBS	18,717	0.5	—	—
Fixed-rate MBS	581,915	14.0	—	—
Total MBS Portfolio	$4,153,661	100.0%	$3,657,873	100.0%
(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

Our Agency MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our accompanying audited consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. At December 31, 2020, the fair value adjustment of our Agency MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $58.8 million, from a positive adjustment (other comprehensive income) of approximately $43.6 million at December 31, 2019.

Our Non-Agency MBS are classified as trading securities and are carried at fair value. Changes in fair value are recorded through earnings. The market value of these securities can fluctuate based on changes in interest rates and other factors. During the year ended December 31, 2020, the net loss on these securities due to changes in fair value was approximately $15.5 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2020, our Agency MBS had a weighted average term to next rate adjustment of approximately 19 months while our borrowings had a weighted average term to next rate adjustment of 30 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,047 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to reduce its budget deficit as well as possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. In December 2020, Congress passed a $2.3 trillion COVID-19 relief and government funding bill, which was signed by President Trump. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies’ debt, could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, and the liquidity and valuation of securities in general, and also on the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates, and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2020, we had unrestricted cash of approximately $34.1 million, $186.8 million in unpledged Agency MBS, and $40.8 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net interest income (relative to the unchanged interest rate scenario) and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swaps). These projections are based on investments in place at December 31, 2020 and include all of our interest rate sensitive assets, liabilities, and hedges, such as interest rate swaps.

	Percentage Change in	Percentage Change in
Change in Interest Rates	Projected Net Interest Income	Projected Portfolio Value
(1)%	2%	(0.4)%
0%	0%	0.0%
1%	(3)%	(0.6)%
2%	(42)%	(2.7)%

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15( e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. In designing disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, have inherent limitations and can provide only reasonable assurance of achieving desired control objectives.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due to a control deficiency in our disclosure controls that constituted a material weakness. This material weakness was a result of a deficiency of review controls, such that there was inadequate verification of the accuracy of the supporting data for disclosures presented in the financial statements.

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

All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework from 2013. Based on this assessment, our management has concluded that, as of December 31, 2020, Anworth’s internal controls over financial reporting were not effective, based on the criteria set forth in the 2013 COSO framework, due to a material weakness in our system of internal controls. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted from a deficiency of review controls, such that there was inadequate verification of the accuracy of the supporting data for adjustments posted to the general ledger and disclosures presented in the financial statements.

To address this material weakness, our management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

The Company’s independent auditors, RSM US LLP, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.

Remediation of Material Weakness

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weakness is remediated as soon as possible. Our management is currently developing a remediation plan to address the material weakness referred to above.

To the Stockholders and the Board of Directors

Anworth Mortgage Asset Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Anworth Mortgage Asset Corporation and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and schedules, and our report, dated February 26, 2021, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. A material weakness related to review controls over the verification of the accuracy of the supporting data for adjustments posted to the general ledger or disclosures presented in the financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated February 26, 2021 on those financial statements.

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

February 26, 2021

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers and Compensation” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2021.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officers and Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2021.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2021.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the SEC no later than April 30, 2021.

Item 14.     AUDIT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Audit Committee Report—Audit and Related Fees” in our definitive proxy statement to be filed with the SEC no later than April 30, 2021.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

(1)  The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm, RSM US LLP;
●	Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019;
●	Consolidated Statements of Operations: For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018;
●	Consolidated Statements of Comprehensive Income: For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018;
●	Consolidated Statements of Stockholders’ Equity: For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018; and
●	Consolidated Statements of Cash Flows: For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018;
●	Notes to Consolidated Financial Statements.

(2)  Schedules to financial statements:

◾	Schedule IV – Mortgage Loans on Real Estate

All other financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)   The following exhibits are either filed with, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description

1.1

At Market Issuance Sales Agreement, dated August 10, 2016, among Anworth, Anworth Management LLC and FBR Capital Markets & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 10, 2016)

2.1

Agreement and Plan of Merger, dated as of December 6, 2020, by and among Ready Capital Corporation, RC Merger Subsidiary, LLC, and Anworth (incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 8, 2020)

3.1

Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

3.2

Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on May 14, 2003)

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

4.9

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference from our Annual Report on Form 10 K for the fiscal year ended December 31, 2019, as filed with the SEC on March 5, 2020)

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

10.7

Amended and Restated Administrative Services Agreement, dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.8

Management Agreement, dated as of December 31, 2011 by and between Anworth and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.9

First Amendment to Management Agreement, dated as of December 6, 2020 by and among Anworth, Anworth Management, LLC, and Ready Capital Corporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 8, 2020)

10.10

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 26, 2021	ANWORTH MORTGAGE ASSET CORPORATION

/S/ JOSEPH E. MCADAMS
Joseph E. McAdams Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. MCADAMS	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	February 26, 2021
Joseph E. McAdams

/s/ CHARLES J. SIEGEL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Charles J. Siegel

/s/ JOE E. DAVIS	Director	February 26, 2021
Joe E. Davis

/s/ ROBERT C. DAVIS	Director	February 26, 2021
Robert C. Davis

/s/ MARK S. MARON	Director	February 26, 2021
Mark S. Maron

/s/ JOSEPH LLOYD MCADAMS	Director	February 26, 2021
Joseph Lloyd McAdams

/s/ DOMINIQUE MIELLE	Director	February 26, 2021
Dominique Mielle

[THIS PAGE INTENTIONALLY LEFT BLANK]

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Anworth Mortgage Asset Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements and schedules present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 26, 2021 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Amortization of purchase premiums and discounts of Agency Mortgage-backed securities (MBS)

As described in Note 1 to the consolidated financial statements, premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective yield method, adjusted for the effects of actual and estimated prepayments. To determine the effective yield, management is required to make significant assumptions related to prepayment speeds, taking into consideration, historical performance, street consensus prepayment speeds and current market conditions.

We identified the income recognition related to amortization of Agency MBS purchase premiums as a critical audit matter because auditing management’s judgements regarding forecasts of future prepayment speeds, which are uncertain in nature, require significant auditor judgement. These assumptions have a significant effect on the timing of the amortization of net premiums on securities.

Our audit procedures related to the Company’s estimate of prepayment speeds in determining the amount of amortization of purchase premiums include the following, among others:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s estimate of future prepayment speeds for its Agency MBS.

●	We evaluated the Company’s process and significant judgements in the establishment of the prepayment speeds, which included:

o	Evaluated the completeness and accuracy of the underlying data utilized by the Company to estimate prepayment speeds assumptions;

o	Evaluated the reasonableness of the qualitative and quantitative considerations utilized in the determination of the prepayment speed estimate, by comparing historical and current prepayment rates of the portfolio and also considering the qualitative impact of recent changes in mortgage interest rates.

We have served as the Company’s auditor since 2008.

/s/ RSM US LLP

Los Angeles, California

February 26, 2021

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Available-for-sale Agency MBS at fair value (including $1,354,149 and $2,764,330 pledged to counterparties at December 31, 2020 and December 31, 2019, respectively); amortized cost of $1,455,422 and $2,799,448 at December 31, 2020 and December 31, 2019, respectively, net of allowance for credit losses of $0 and $0 at December 31, 2020 and December 31, 2019, respectively	$1,519,652	$2,853,131
Trading Agency MBS at fair value (including $83,416 and $655,045 pledged to counterparties at December 31, 2020 and December 31, 2019, respectively	104,702	656,920
Available-for-sale Non-Agency MBS at fair value (including $0 and $535,315 pledged to counterparties at December 31, 2020 and December 31, 2019, respectively); amortized cost of $0 and $613,576 at December 31, 2020 and December 31, 2019, respectively, net of allowance for credit losses of $0 and $0 at December 31, 2020 and December 31, 2019, respectively	—	643,610
Trading Non-Agency MBS at fair value (including $166,140 and $0 pledged to counterparties at December 31, 2020 and December 31, 2019, respectively	206,933	—
Residential mortgage loans held-for-securitization, net of allowance for credit losses of $56 and $0 at December 31, 2020 and December 31, 2019, respectively	109,312	152,922
Residential mortgage loans held-for-investment through consolidated securitization trusts, net of allowance of credit losses of $197 and $175 at December 31, 2020 and December 31, 2019, respectively(1)	267,107	458,348
Residential real estate	12,750	13,499
Cash and cash equivalents	34,050	8,236
Reverse repurchase agreements	—	15,000
Restricted cash	111,069	104,699
Interest receivable	6,554	16,398
Derivative instruments at fair value	6,974	5,833
Right to use asset-operating lease	718	1,256
Prepaid expenses and other assets	4,669	8,779
Total Assets	$2,384,490	$4,938,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$4,130	$16,757
Repurchase agreements	1,470,620	3,657,873
Warehouse line of credit	90,185	133,811
Asset-backed securities issued by securitization trusts(1)	258,414	448,987
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	80,380	52,197
Derivative counterparty margin	5,257	367
Dividends payable on preferred stock	2,297	2,297
Dividends payable on common stock	4,962	8,897
Payable for purchased loans	—	5,545
Accrued expenses and other liabilities	1,653	1,312
Long-term lease obligation	718	1,256
Total Liabilities	$1,955,996	$4,366,679
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($19,494 and $19,494, respectively); 780 and 780 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	$19,455	$19,455
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($50,257 and $50,257, respectively); 2,010 and 2,010 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	48,626	48,626
Common Stock: par value $0.01 per share; authorized 200,000 shares, 99,242 and 98,849 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	992	988
Additional paid-in capital	984,174	983,401
Accumulated other comprehensive income consisting of unrealized gains and losses	54,480	65,984
Accumulated deficit	(725,770)	(593,039)
Total Stockholders’ Equity	$409,039	$552,497
Total Liabilities and Stockholders’ Equity	$2,384,490	$4,938,631
(1)	The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At December 31, 2020 and December 31, 2019, total assets of the consolidated VIEs were $268 million and $460 million (including accrued interest receivable of $0.9 million and $1.5 million), respectively (which is recorded above in the line item “Interest and dividends receivable”), and total liabilities were $259 million and $450 million (including accrued interest payable of $0.9 million and $1.4 million), respectively (which is recorded above in the line item “Accrued interest payable”). Please refer to Note 5, “Variable Interest Entities,” to the accompanying audited consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Interest and other income:
Interest-Agency MBS	$46,520	$90,173	$95,656
Interest-Non-Agency MBS	15,673	38,038	40,733
Interest-securitized residential mortgage loans	14,665	20,443	23,463
Interest-residential mortgage loans held-for-securitization	6,034	4,314	—
Other interest income	193	1,427	120
	83,085	154,395	159,972
Interest expense:
Interest expense on repurchase agreements	24,879	92,737	90,511
Interest expense on asset-backed securities	14,025	19,771	22,800
Interest expense on warehouse line of credit	4,457	4,148	—
Interest expense on junior subordinated notes	1,529	2,100	1,996
	44,890	118,756	115,307
Net interest income	38,195	35,639	44,665
Provision for credit losses on loans	(670)	—	—
Net interest income after provision for credit losses	37,525	35,639	44,665
Operating expenses:
Management fee to related party	(5,591)	(6,699)	(7,098)
Rental properties depreciation and expenses	(1,987)	(1,517)	(1,525)
General and administrative expenses	(5,934)	(5,090)	(4,880)
Total operating expenses	(13,512)	(13,306)	(13,503)
Other income (loss):
Income-rental properties	1,707	1,800	1,761
Realized net gain (loss) on sales of available-for-sale Agency MBS	15,805	(4,059)	(12,361)
Net gain (loss) on Agency MBS held as trading investments	3,629	11,249	(16,340)
Impairment charge on available-for-sale Non-Agency MBS	—	(2,108)	(2,869)
Net (loss) on Non-Agency MBS held as trading investments	(15,537)	—	—
Realized net (loss) gain on sales of available-for-sale Non-Agency MBS	(55,390)	76	175
Gain on sale of residential properties	201	31	54
Recovery on Non-Agency MBS	—	—	1
(Loss) on derivatives, net	(78,121)	(84,741)	(8,071)
Total other (loss)	(127,706)	(77,752)	(37,650)
Net (loss)	$(103,693)	$(55,419)	$(6,488)
Dividends on preferred stock	(9,189)	(9,189)	(9,189)
Net (loss) to common stockholders	$(112,882)	$(64,608)	$(15,677)
Basic (loss) per common share	$(1.14)	$(0.65)	$(0.16)
Diluted (loss) per common share	$(1.14)	$(0.65)	$(0.16)
Basic weighted average number of shares outstanding	99,048	98,684	98,314
Diluted weighted average number of shares outstanding	99,048	98,684	98,314

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net (loss)	$(103,693)	$(55,419)	$(6,488)
Available-for-sale Agency MBS, fair value adjustment	31,005	68,355	(43,348)
Reclassification adjustment for (gain) loss on sales of Agency MBS included in net (loss)	(15,805)	4,059	12,361
Available-for-sale Non-Agency MBS, fair value adjustment	—	20,547	(20,463)
Reclassification adjustment due to transfer from available-for-sale to trading for Non-Agency MBS	(85,424)	—	—
Reclassification adjustment for loss (gain) on sales of Non-Agency MBS included in net (loss)	55,390	(76)	(175)
Amortization of unrealized gains on interest rate swaps remaining in other comprehensive income	3,330	3,891	4,025
Reclassification adjustment for interest (income) on interest rate swaps included in net (loss)	—	—	(212)
Other comprehensive (loss) income	(11,504)	96,776	(47,812)
Comprehensive (loss) income	$(115,197)	$41,357	$(54,300)

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020, 2019, and 2018

(in thousands, except per share amounts)

									Accum.
									Other Comp.
	Series A	Series C		Series A	Series C	Common		Accum. Other	Income	Accum. Other
	Preferred	Preferred	Common	Preferred	Preferred	Stock	Additional	Comp. Income	Gain (Loss)	Comp. Income
	Stock Shares	Stock Shares	Stock Shares	Stock	Stock	Par	Paid-In	Gain (Loss)	Non-Agency	(Loss) Gain	Accum.
	Outstanding	Outstanding	Outstanding	Par Value	Par Value	Value	Capital	Agency MBS	MBS	Derivatives	(Deficit)	Total
Balance, December 31, 2017	1,919	1,989	98,137	$46,537	$48,420	$981	$980,243	$2,163	$30,201	$(15,344)	$(415,235)	$677,966
Issuance of Series C Preferred Stock		21			524							524
Issuance of common stock			346			4	1,623					1,627
Other comprehensive income, fair value adjustments and reclassifications								(30,987)	(20,638)	3,813		(47,812)
Net (loss)											(6,488)	(6,488)
Amortization of restricted stock							98					98
Dividend declared - $2.156252 per Series A preferred share											(4,140)	(4,140)
Dividend declared - $1.5625 per Series B preferred share											(1,220)	(1,220)
Dividend declared - $1.768578 per Series C preferred share											(3,833)	(3,833)
Dividend declared - $0.56 per common share											(55,072)	(55,072)
Balance, December 31, 2018	1,919	2,010	98,483	$46,537	$48,944	$985	$981,964	$(28,824)	$9,563	$(11,531)	$(485,988)	$561,650
Issuance of common stock			366			3	1,359					1,362
Other comprehensive income, fair value adjustments and reclassifications								72,414	20,471	3,891		96,776
Net (loss)											(55,419)	(55,419)
Amortization of shelf offering expenses					(318)							(318)
Amortization of restricted stock							78					78
Dividend declared - $2.156252 per Series A preferred share											(4,140)	(4,140)
Dividend declared - $1.5625 per Series B preferred share											(1,220)	(1,220)
Dividend declared - $1.768578 per Series C preferred share											(3,829)	(3,829)
Dividend declared - $0.43 per common share											(42,443)	(42,443)
Balance, December 31, 2019	1,919	2,010	98,849	$46,537	$48,626	$988	$983,401	$43,590	$30,034	$(7,640)	$(593,039)	$552,497
Cumulative adjustment for adoption of ASC 326											(30)	(30)
Issuance of common stock			393			4	757					761
Other comprehensive income, fair value adjustments and reclassifications								15,200	(30,034)	3,330		(11,504)
Net (loss)											(103,693)	(103,693)
Amortization of restricted stock							16					16
Dividend declared - $2.156252 per Series A preferred share											(4,140)	(4,140)
Dividend declared - $1.5625 per Series B preferred share											(1,220)	(1,220)
Dividend declared - $1.768578 per Series C preferred share											(3,829)	(3,829)
Dividends declared - $0.20 per common share											(19,819)	(19,819)
Balance, December 31, 2020	1,919	2,010	99,242	$46,537	$48,626	$992	$984,174	$58,790	$—	$(4,310)	$(725,770)	$409,039

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net (loss)	$(103,693)	$(55,419)	$(6,488)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization of premium on MBS	24,577	26,820	28,800
Amortization/accretion of market yield adjustments (Non-Agency MBS)	1,253	5,277	6,345
Accretion of discount (residential mortgage loans)	(116)	(116)	(112)
Depreciation on rental properties	476	478	473
Amortization of premium on residential loans	1,343	298	—
Realized (gain) loss on sales of available-for-sale MBS	(15,805)	3,983	12,186
(Gain) loss on sales of Agency MBS held as trading investments	(3,629)	(11,249)	16,340
Realized net loss on sales of available-for-sale Non-Agency MBS	55,390	—	—
Loss on Non-Agency MBS held as trading investments	15,537	—	—
Impairment charge on available-for-sale Non-Agency MBS	—	2,108	2,869
Impairment charge on residential mortgage loans held-for-investment through consolidated securitization trusts	—	—	18
(Gain) on sale of residential properties	(201)	(31)	(54)
Amortization of restricted stock	16	78	98
Recovery on Non-Agency MBS	—	—	(1)
Net settlements (paid) received on interest rate swaps, net of amortization	(7,607)	11,459	7,851
Unrealized loss (gain) on interest rate swaps, net	102,402	98,907	(585)
(Gain) loss on derivatives, net of derivative income - TBA Agency MBS	(28,837)	(14,166)	8,656
Provision for loan losses	670	—	—
Changes in assets and liabilities:
Decrease in reverse repurchase agreements	15,000	5,000	(20,000)
Decrease (increase) in interest receivable	5,698	1,158	(983)
Decrease (increase) in prepaid expenses and other	10,601	(8,272)	387
(Decrease) increase in accrued interest payable	(6,460)	(3,836)	11,085
(Decrease) increase in accrued expenses and payables	(4,561)	2,190	(548)
Net cash provided by operating activities	$62,054	$64,667	$66,337
Investing Activities:
MBS Portfolios:
Proceeds from sales	$1,709,950	$2,950,885	$787,260
Purchases	(303,403)	(3,603,083)	(1,146,699)
Principal payments	825,797	909,244	937,075
Residential mortgage loans held-for-securitization:
Purchases	(4,761)	(179,455)	—
Principal payments	41,379	30,992	—
Residential mortgage loans held-for-investment through consolidated securitization trusts:
Principal payments	141	121	114
Residential properties purchases	(257)	(362)	(241)
Proceeds from sales of residential properties	663	95	203
Net cash provided by investing activities	$2,269,509	$108,437	$577,712
Financing Activities:
Borrowings from repurchase agreements	$17,634,387	$32,300,305	$23,720,955
Repayments on repurchase agreements	(19,821,640)	(32,454,059)	(24,275,023)
Borrowings from warehouse line of credit	—	156,037	—
Repayments on warehouse line of credit	(43,895)	(22,210)	—
Net settlements of TBA Agency MBS Contracts	21,955	19,650	(15,956)
Termination of interest rate swaps	(62,895)	(39,226)	—
Derivative counterparty margin	4,890	367	—
Proceeds from common stock issued	761	1,361	1,627
Proceeds (amortization) of Series C Preferred Stock issued	—	(318)	525
Preferred stock dividends paid	(9,189)	(9,189)	(9,169)
Common stock dividends paid	(23,753)	(46,348)	(56,977)
Net cash (used in) financing activities	$(2,299,379)	$(93,630)	$(634,018)
Net increase in cash, cash equivalents, and restricted cash	32,184	79,474	10,031
Cash, cash equivalents, and restricted cash at beginning of period	112,935	33,461	23,430
Cash, cash equivalents, and restricted cash at end of period	$145,119	$112,935	$33,461
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$52,877	$94,691	$75,318
Change in payables for residential mortgage loans purchased	$(5,545)	$(6,115)	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments:

◾	Agency mortgage-backed securities, or Agency MBS, which include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac;
◾	Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans; and
◾	Residential mortgage loans. We acquire non-Qualified Mortgage, or Non-QM, residential mortgage loans from independent loan originators with the intent of holding these loans for securitization. These loans are financed by a warehouse line of credit until securitization. We also hold residential mortgage loans through consolidated securitization trusts. We finance these loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS, which are held by unaffiliated third parties, are non-recourse financing. The difference in the amount of the loans in the trusts and the amount of the ABS represents our retained net interest in the securitization trusts.

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

At December 31, 2020, we believe we met all REIT requirements regarding the asset tests, income tests, the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Proposed Merger with Ready Capital Corporation

On December 6, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ready Capital Corporation, a Maryland corporation (“Ready Capital”), and RC Merger Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“Merger Sub”), pursuant to which, subject to the terms and conditions therein, our Company will be merged with and into Merger Sub, with Merger Sub remaining as a wholly owned subsidiary of Ready Capital (such transaction, the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.01 per share (“Anworth Common Stock”), issued and outstanding immediately prior to the Effective Time (excluding any shares held by Ready Capital, Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive from Ready Capital (i) 0.1688 shares of common stock, par value $0.0001, of Ready Capital (“Ready Capital Common Stock”), plus (ii) $0.61 in cash minus the Per Share Excess Amount, in each case, subject to adjustment as provided in the Merger Agreement. The Per Share Excess Amount means an amount, if any, per share by which our termination expenses and transaction expenses exceed $32.5 million. Cash will be paid in lieu of any fractional shares of Ready Capital Common Stock that would have been received as a result of the Merger.

Additionally, at the Effective Time, each share of our 8.625% Series A Cumulative Preferred Stock, $0.01 par value per share, will be converted into the right to receive one share of a newly designated series of Ready Capital preferred stock, par value $0.0001 per share, which Ready Capital expects will be classified and designed as Ready Capital’s Series B Preferred Stock; each share of our 6.25% Series B Cumulative Convertible Preferred Stock, $0.01 par value per share, will be converted into the right to receive one share of a newly designated series of Ready Capital preferred stock, par value $0.0001 per share, which Ready Capital expects will be classified and designed as Ready Capital’s Series C Preferred Stock; and each share of our 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, will be converted into the right to receive one share of a newly designated series of Ready Capital preferred stock, par value $0.0001 per share, which Ready Capital expects will be classified and designed as Ready Capital’s Series D Preferred Stock.

The Merger Agreement provides that each of our Company and Ready Capital will, until the Effective Time, operate their respective businesses in all material respects in the ordinary course and consistent with practice, and preserve substantially intact its current business organization and preserve key business relationships. Each of our Company and Ready Capital are subject to restrictions as specified in the Merger Agreement on certain actions each company may take prior to the Effective Time, including, among other things, actions related to amending organizational documents, declaring dividends, issuing or repurchasing capital stock, engaging in certain business transactions and incurring indebtedness.

Completion of the proposed Merger is subject to the satisfaction of certain customary conditions, and is subject to the approval of the stockholders of both Ready Capital and our Company. We cannot provide any assurance that the proposed Merger will close in a timely manner or at all.

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

In connection with the execution of the Merger Agreement, we, our Manager, and Ready Capital entered into an amendment to the Management Agreement (the “Management Agreement Amendment”). The Management Agreement Amendment provides that upon the completion of the transactions contemplated by the Merger Agreement, the Management Agreement will terminate, and as a result of the completion of the transactions contemplated by the Merger Agreement and the termination of the Management Agreement, we will pay our Manager a termination fee of $20.3 million, and Ready Capital or Merger Sub (as the surviving company following the Merger) will reimburse our Manager for certain unpaid expenses and pay to our Manager all accrued and unpaid management fees then owed under the Management Agreement, as and when specified in the Management Agreement Amendment.

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

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity, or VIE, because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are nonrecourse financing for the residential mortgage loans held-for-investment through consolidated securitization trusts. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment through consolidated securitization trusts in its consolidated balance sheets. The ABS issued to unaffiliated third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment through consolidated securitization trusts and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 5, “Variable Interest Entities,” to the accompanying audited consolidated financial statements for additional information regarding the impact of consolidation of securitization trusts.

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

On January 1, 2020, we adopted FASB Accounting Standards Update, or ASU, 2016-13, “Financial Instruments–

Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (CECL). Please see the section in

Note 1, “Organization and Significant Accounting Polices,” under “Recently Adopted Accounting Pronouncements” to the accompanying audited consolidated financial statements for the effect of our adoption of this ASU on our retained earnings as of January 1, 2020. All prior periods are shown under the previously-existing GAAP. The cumulative effect on any change to accumulated deficit at January 1, 2020 is shown in our consolidated statements of stockholders’ equity.

The following is a summary of our significant accounting policies:

Risks and Uncertainties

The outbreak of the COVID-19 Coronavirus pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdown and imposing travel restrictions. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented or additional restrictions are being considered. Such actions are creating significant disruptions to global supply chains, and adversely impacting several industries, including, but not limited to, airlines, hospitality, retail, and the broader real estate industry.

The major disruption caused by COVID-19 significantly reduced economic activity in most of the United States, resulting in a significant increase in unemployment claims. COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has triggered a period of global economic slowdown, which could have a material adverse effect on the Company’s results and financial condition.

The full impact of COVID-19 on the real estate industry, the credit markets, and, consequently, on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time, as it depends on several factors beyond the control of the Company, including, but not limited to, (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope, and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, (vi) the availability of a treatment or vaccination for COVID-19, and (vii) the negative impact on our borrowers, real estate values, and cost of capital.

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

We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. A portion of our portfolio consists of Non-

Agency MBS. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We classify our Agency MBS as either trading investments or available-for sale, or AFS, investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify most of our Agency MBS as available-for-sale. We have also designated a portion of our Agency MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in

“Accumulated other comprehensive income (loss),” or AOCI, as a component of stockholders’ equity. For AFS Agency

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

The vast majority of our Non-Agency MBS had previously been accounted for under “Loans and Debt Securities

Acquired with Credit Deterioration” (ASC 310-30). Under the Current Expected Loss Methodology, or CECL, debt securities previously accounted for as assets acquired with credit impairment (PCI) are treated as assets acquired with credit deterioration (PCD). Under ASC 326, PCD assets that are also available-for-sale debt securities follow the available-for-sale debt security impairment model. This model compares the fair value of a security with its amortized cost. If the fair value of a security exceeds its amortized cost, there is no credit loss. If the fair value of a security is less than its amortized cost, then the security is impaired and further assessment needs to be done to determine if the decline in fair value is due to a credit loss or to other factors. The first step in this assessment process is for an entity to determine whether it had the intent to sell the security, or the ability to hold the security until the expected recovery of its amortized cost basis, or until maturity. If an entity did not have either the intent or the ability to hold the security until the expected recovery of the amortized cost basis, then the amortized cost basis is written down to the debt security’s fair value through earnings.

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

Because the decline in market value on these Non-Agency MBS is attributable to changes in interest rate and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments, nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired.” On

January 1, 2020, when we adopted CECL, we reviewed our assessment of the Non-Agency MBS in an unrealized loss position at December 31, 2019 and concluded that there was no credit loss on these securities. Our conclusion included a review of factors such as the ratings of these securities by rating agencies, the payment structure of these securities, whether the issuer has continued to make payments of principal and interest, and review of prepayment speeds, delinquency, and default rates.

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value, and were rated below AA at the time of purchase, was previously recognized based on the security’s effective interest rate. The effective interest rate on these securities was based on the projected cash flows from each security, which was estimated based on our observation of current information and events, and included assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, we reviewed and, if appropriate, made adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, resulted in a prospective change in the yield/interest income recognized on such securities. Actual maturities of these Non-Agency MBS were affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of these securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. At March 31, 2020, we designated our Non-Agency MBS as trading securities. On a prospective basis, interest income is recognized based on the actual coupon rate and the outstanding principal amount.

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

Coupon interest is recognized as revenue when earned and deemed collectable or until a loan becomes more than

90 days’ past due, at which point the loan is placed on non-accrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period the loan is placed in non-accrual status. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that are advanced from servicers after a loan becomes greater than 90 days’ past due are recorded as a liability due to the servicer. When a delinquent loan previously placed on non-accrual status has been cured, meaning when all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status.

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

Accounting for Derivative and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Loss on derivatives” and specifically identified as either relating to interest rate swaps or TBA Agency MBS. For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815-10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a “cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements). Hedge ineffectiveness, if any, is recorded in current period income. Fair value hedges protect against exposures to changes in the fair value of a recognized asset. ASC 815 requires companies to recognize in income, in the period that the changes in fair value occur, any gains or losses from any ineffectiveness in the hedging relationship.

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our interest rate swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our interest rate swaps, changes in the fair value of these interest rate swaps are recorded in “Loss on interest rate swaps, net,” which is included in “Loss on derivatives, net,” in our consolidated statements of operations rather than in AOCI. Also, net interest paid or received on these interest rate swaps, which was previously recognized in interest expense, is instead recognized in “Loss on interest rate swaps, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of our repurchase agreement borrowings) are still expected to occur, the balance in AOCI from the activity in these interest rate swaps through the dates of de-designation will remain in AOCI and be recognized in our consolidated statements of operations as interest expense over the remaining term of these interest rate swaps.

For purposes of the consolidated statements of cash flows, cash flows hedges were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative transaction.

For more details on the amounts and other qualitative information on all our derivative transactions, see Note 15, “Derivative Instruments,” to the accompanying audited consolidated financial statements. For more information on the fair value of our derivative instruments, see Note 9, “Fair Values of Financial Instruments.”

Credit Risk

At December 31, 2020, we had attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

We also invest in Non-Agency MBS, which are securities that are secured by pools of residential mortgages which are not issued by government-sponsored enterprises and are not guaranteed by any agency of the U.S. government or any federally chartered corporation. As we carry these securities at fair value, there is no allowance for credit losses. However, credit losses on the underlying collateral will affect the payments we receive and the accrual of income.

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

Credit Risk Related to Residential Mortgage Loans Held-for-Securitization

Our strategy of acquiring, accumulating, and securitizing residential mortgage loans involves credit risk. We bear the risk of loss on these loans while they are being financed on warehouse lines of credit. These loans are secured by real property. Credit losses on real estate loans can occur for many reasons, including poor origination practices; fraud; poor underwriting; poor servicing practices; weak economic conditions; changes in legal protections for lenders; increases in payments required to be made by the borrowers; declines in the value or real estate; natural disaster (such as fires or earthquake), severe weather (such as flooding, hurricanes, drought, and tornados) and other acts of God, including global pandemics, such as the COVID-19 coronavirus pandemic; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation (including lending disclosures and privacy); and personal events affecting borrowers, such as reduction in income, changes in employment status (such as job loss), divorce, or health problems. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated. In the event of a default on any of our loans, we would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders, subject to certain restrictions contained in the Merger Agreement, satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2020 relative to any tax positions taken prior to January 1, 2020. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2020. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2015 and 2014, respectively.

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

Stock-Based Expense

In accordance with ASC 718-10, any expense relating to share-based payment transactions is recognized in the consolidated financial statements. Restricted stock is expensed over the vesting period (see Note 14, “Equity Compensation Plan,” to the accompanying audited consolidated financial statements).

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework-

Changes to the Disclosure Requirements for Fair Value Measurement.” The following disclosure requirements were removed: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The following disclosure requirement was modified: the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. This ASU became effective for all entities beginning with the quarter ended March 31, 2020. Upon our adoption at January 1, 2020, this ASU did not have a material impact on our consolidated financial statements.

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

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and TBA Agency MBS margin calls. The following table represents the Company’s restricted cash balances at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019

	(in thousands)
Restricted cash - interest rate swaps and TBA Agency MBS margin calls	$111,069	$104,699

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

On March 31, 2020, we designated our Non-Agency MBS as trading securities and they are carried at fair value.

See the section regarding Non-Agency MBS under the caption, “Mortgage-Backed Securities,” in the “Organization and Significant Accounting Policies” section in Note 1 to the accompanying audited consolidated financial statements.

The following tables summarize our Agency MBS and Non-Agency MBS at December 31, 2020 and December 31, 2019, which are carried at their fair value:

December 31, 2020

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS

	(in thousands)
Amortized cost/carrying value	$526,121	$1,033,213	$1,559,334	$206,933	$1,766,267
Paydowns receivable(2)	5,074	—	5,074	—	5,074
Unrealized gains	25,843	34,230	60,073	—	60,073
Unrealized losses	(59)	(68)	(127)	—	(127)
Fair value	$556,979	$1,067,375	$1,624,354	$206,933	$1,831,287

			15-Year	20-Year	30-Year	Total	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate	Fixed-Rate	Fixed-Rate	Agency MBS(1)	MBS	MBS

	(in thousands)
Amortized cost/carrying value	$323,823	$172,460	$33,048	$148,227	$881,776	$1,559,334	$206,933	$1,766,267
Paydowns receivable(2)	2,842	2,232	—	—	—	5,074	—	5,074
Unrealized gains	5,750	4,648	1,707	8,142	39,826	60,073	—	60,073
Unrealized losses	(127)	—	—	—	—	(127)	—	(127)
Fair value	$332,288	$179,340	$34,755	$156,369	$921,602	$1,624,354	$206,933	$1,831,287
(1)	Includes approximately $104.7 million in fair value of Agency Trading MBS. This has an amortized cost of approximately $103.9 million and an unrealized gain of approximately $0.8 million.
(2)	Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the year ended December 31, 2020, we sold available-for-sale Agency MBS (including Agency MBS trading securities) of approximately $1.4 billion and realized gross gains of approximately $19.8 million and gross losses of approximately $0.4 million. During the year ended December 31, 2019, we received proceeds of approximately $2.95 billion from the sales of Agency MBS (including Agency MBS trading securities) and recognized gross realized losses of approximately $21.7 million, gross realized gains of approximately $11.8 million, and an unrealized gain on Agency

MBS trading investments of approximately $17 million. During the years ended December 31, 2020 and 2019, we recognized a gain (including derivative income) of approximately $28.2 million and approximately $14.2 million, respectively, on TBA Agency MBS. During the years ended December 31, 2020 and 2019, we did not sell any of our residential mortgage loans. At March 31, 2020, we changed the designation of our Non-Agency MBS from available-for-sale to trading securities. The unrealized gain or loss on the Non-Agency securities, which had been formally recorded in AOCI, is now recorded as a net gain or loss on our consolidated statements of operations. During the year ended December 31, 2020, we had a net loss on the Non-Agency trading securities of approximately $15.5 million. During 2019, we did not classify our Non-Agency MBS as trading securities. During the year ended December 31, 2020, we also had a net loss on available-for-sale Non-Agency MBS of approximately $55.4 million. During the year ended December 31, 2019, we received proceeds of approximately $30 million from the sales (including calls) of Non-Agency available-for-sale MBS and recognized a gross gain of approximately $0.3 million and a gross loss of approximately $0.2 million.

At March 31, 2020, we changed the designation of our Non-Agency MBS from available-for-sale to trading securities. Unrealized changes in the fair value of these securities are recorded in earnings. At December 31, 2019, we had an unrealized gain in other comprehensive income of approximately $30 million. This was reclassified out of other comprehensive income at March 31, 2020.

December 31, 2019

			Total	Non-Agency	Total
By Agency	Freddie Mac	Fannie Mae	Agency MBS(1)	MBS	MBS

	(in thousands)
Amortized cost	$864,452	$2,590,775	$3,455,227	$613,576	$4,068,803
Paydowns receivable(2)	9,727	—	9,727	—	9,727
Unrealized gains	19,487	27,256	46,743	34,188	80,931
Unrealized losses	(699)	(947)	(1,646)	(4,154)	(5,800)
Fair value	$892,967	$2,617,084	$3,510,051	$643,610	$4,153,661

						Total
			15-Year	20-Year	30-Year	Agency	Non-Agency	Total
By Security Type	ARMs	Hybrids	Fixed-Rate	Fixed-Rate	Fixed-Rate	MBS(1)	MBS	MBS

	(in thousands)
Amortized cost	$473,935	$296,890	$47,248	$193,303	$2,443,851	$3,455,227	$613,576	$4,068,803
Paydowns receivable(2)	8,328	1,399	—	—	—	9,727	—	9,727
Unrealized gains	10,279	202	978	1,274	34,010	46,743	34,188	80,931
Unrealized losses	(69)	(1,496)	—	—	(81)	(1,646)	(4,154)	(5,800)
Fair value	$492,473	$296,995	$48,226	$194,577	$2,477,780	$3,510,051	$643,610	$4,153,661
(1)	Included in the 15-year fixed-rate MBS are Trading Agency MBS. These have an amortized cost of $655.8 million, an unrealized gain of $1.1 million, and a fair value of $656.9 million.
(2)	Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

The following tables show the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019, aggregated by investment category and length of time:

December 31, 2020

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

		(in thousands)			(in thousands)			(in thousands)
Agency MBS	26	$8,269	$(64)	14	$5,046	$(63)	40	$13,315	$(127)

December 31, 2019

	Less Than 12 Months			12 Months or More			Total
Description	Number			Number			Number
of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

		(in thousands)			(in thousands)			(in thousands)
Agency MBS	10	$270,737	$(419)	38	$168,095	$(1,227)	48	$438,832	$(1,646)
Non-Agency MBS	18	$49,281	$(1,507)	12	$75,926	$(2,647)	30	$125,207	$(4,154)

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

Upon the adoption of CECL on January 1, 2020, we determined that the unrealized losses on our investments in

Non-Agency MBS were primarily caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At March 31, 2020, we designated these securities as trading securities. See the section regarding Non-Agency MBS under the caption, “Mortgage-Backed Securities,” in “Organization and Significant Accounting Policies” in Note 1 to the accompanying audited consolidated financial statements.

NOTE 4. RESIDENTIAL MORTGAGE LOANS HELD-FOR-SECURITIZATION

At December 31, 2020, we owned approximately $109.3 million of mortgage loans. At December 31, 2019, we owned approximately $152.9 million of mortgage loans. To date, all of the loans were acquired during 2019.

The following table details the carrying value for residential mortgage loans held-for-securitization at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019

	(in thousands)
Principal balance	$106,607	$148,908
Unamortized premium and costs	2,761	4,014
Allowance for loan losses	(56)	—
Carrying value	$109,312	$152,922

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-securitization at December 31, 2020 and December 31, 2019:

	For the Years Ended
	December 31,
	2020	2019

	(in thousands)
Balance at beginning of period	$152,922	$11,660
Loan acquisitions	—	168,850
Premium and deferred transaction costs on new mortgage loans	—	3,702
Deductions during period:
Collections of principal	(41,379)	(30,992)
Amortization of premium and costs	(1,253)	(298)
Allowance for credit losses	(56)	—
Other	(922)	—
Balance at end of period	$109,312	$152,922

The following table details various portfolio characteristics of the residential mortgage loans held-for-securitization at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019

	(dollar amounts in thousands)
Portfolio Characteristics:
12-months bank statements	11	17
24-months bank statements	39	56
Alt documentation	69	97
Full documentation	10	15
Written Verification of Employment	93	115
Number of loans outstanding	222	300
Current principal balance	$106,607	$148,908
Simple Average loan balance	$480	$496
Net weighted average coupon rate	5.39%	5.40%
Weighted average FICO score	744	744
Weighted average LTV (loan-to-value)	70	70
Weighted average DTI (debt-to-income)	38	38
Performance:
Current	$98,944	$146,999
30-days delinquent(1)	1,946	1,909
60-days delinquent(1)	1,963	—
90-days+ delinquent(1)	3,754	—
Bankruptcy/foreclosure	—	—
Total	$106,607	$148,908
(1)	Of the delinquent amounts presented, the percentages that are related to the COVID-19 forbearance agreements are as follows: 30-days delinquent: 58%; 60-days delinquent: 100%; 90-days+ delinquent: 77%.

The following table summarizes the geographic concentrations of residential mortgage loans held-for-securitization at December 31, 2020 and December 31, 2019, based on principal balance outstanding:

	December 31,	December 31,
State	2020	2019
California	71%	74%
Florida	7	7
New York	7	6
Other states (none greater than 5%)	15	13
Total	100%	100%

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,	December 31
	2020	2019

	(in thousands)
Balance at beginning of period	$—	$—
Impact of adopting ASC-326	30	—
Provision for loan losses	26	—
Charge-offs, net	—	—
Balance at end of period	$56	$—

NOTE 5. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019

	(in thousands)
Residential mortgage loans held-for-investment through consolidated securitization trusts	$267,107	$458,348
Accrued interest receivable	899	1,495
Total assets	$268,006	$459,843
Accrued interest payable	$857	$1,448
Asset-backed securities issued by securitization trusts	258,414	448,987
Total liabilities	$259,271	$450,435

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the year ended December 31, 2020.

Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts

Residential mortgage loans held-for-investment through consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. During the years ended December 31, 2020 and December 31, 2019, we did not sell any of our investment in these trusts.

The following table details the carrying value for residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019

	(in thousands)
Principal balance	$266,789	$456,768
Unamortized premium and deferred transaction costs	515	1,755
Allowance for credit losses	(197)	(175)
Carrying value	$267,107	$458,348

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2020 and December 31, 2019:

	For the Years Ended
	December 31,
	2020	2019

	(in thousands)
Balance at beginning of period	$458,348	$549,016
Deductions during period:
Collections of principal	(189,979)	(89,113)
Amortization of premium and transaction costs	(1,240)	(1,566)
Provision for credit losses	(644)	0
Charge-offs, net	622	11
Balance at end of period	$267,107	$458,348

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019

	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	421	704
Current principal balance	$266,789	$456,768
Simple average loan balance	$635	$649
Net weighted average coupon rate	3.83%	3.87%
Weighted average maturity (years)	23.2	24.3
Weighted average FICO score	760	762
Current Performance:
Current	$256,426	$452,875
30-days delinquent	1,241	2,122
60-days delinquent	762	726
90+ days delinquent	7,502	1,045
Bankruptcy/foreclosure	858	—
Total	$266,789	$456,768

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment through consolidated securitization trusts at December 31, 2020 and December 31, 2019, based on principal balance outstanding:

	December 31,	December 31,
State	2020	2019
California	42%	43%
Florida	7	7
New York	6	3
Other states (none greater than 5%)	45	47
Total	100%	100%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2020 and December 31, 2019:

	For the Years Ended
	December 31,	December 31,
	2020	2019

	(in thousands)
Balance at beginning of period	$175	$186
Impact of adopting ASC 326	—	—
Provision for credit losses	644	—
Charge-offs, net	(622)	(11)
Balance at end of period	$197	$175

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a carrying value of $258.4 million at December 31, 2020 and $449.0 million at December 31, 2019. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 6. RESIDENTIAL PROPERTIES

At December 31, 2020, we owned 82 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $12.7 million. At December 31, 2019, we owned 85 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $13.5 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Rental properties depreciation and expenses.” During the year ended December 31, 2020, we sold three properties and realized a gain of approximately $201 thousand.

NOTE 7. SHORT-TERM DEBT

We have entered into repurchase agreements and a warehouse line of credit with a large financial institution. The repurchase agreements that we use to finance most of our MBS are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR. Warehouse lines of credit are short-term borrowings (generally less than 1-year) that are used to finance the residential mortgage loans that are held-for-securitization. At December 31, 2020, we had borrowed $90.2 million (including warehouse line costs) against the warehouse line of credit. At December 31, 2019, we had borrowed $133.8 million against the warehouse line of credit. The mortgage loans held-for-securitization are held as collateral for this warehouse line of credit. At December 31, 2020, we were in compliance with the revised covenants under this warehouse line of credit, and we currently expect to maintain compliance with the covenants under this agreement.

Repurchase Agreements

At December 31, 2020 and December 31, 2019, the repurchase agreements had the following balances, weighted average interest rates, and remaining weighted average maturities based on collateral type:

December 31, 2020

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	710,000	0.21	48,936	2.01	758,936	0.32
30 days to 90 days	655,000	0.21	56,684	1.85	711,684	0.34
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$1,365,000	0.21%	$105,620	1.92%	$1,470,620	0.33%
Weighted average maturity	29 days		49 days		30 days
Weighted average interest rate after adjusting for interest rate swaps					1.38%
Weighted average maturity after adjusting for interest rate swaps					1,047 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$1,437,565		$166,140		$1,603,705

December 31, 2019

	Agency MBS		Non-Agency MBS		Total MBS
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)		(in thousands)		(in thousands)
Overnight	$—	—%	$—	—%	$—	—%
Less than 30 days	1,680,000	2.04	427,873	2.80	2,107,873	2.20
30 days to 90 days	1,550,000	1.89	—	—	1,550,000	1.89
Over 90 days	—	—	—	—	—	—
Demand	—	—	—	—	—	—
	$3,230,000	1.97%	$427,873	2.80%	$3,657,873	2.07%

Weighted average maturity	30 days		11 days		28 days
Weighted average interest rate after adjusting for interest rate swaps					2.13%
Weighted average maturity after adjusting for interest rate swaps					978 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,419,375		$535,315		$3,954,690

For additional information about repurchase agreements, see the section in Note 1 entitled “Repurchase Agreements” to the accompanying audited consolidated financial statements.

The following tables present information about certain assets and liabilities at December 31, 2020 and December 31, 2019 that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 9, and 15 to the accompanying audited consolidated financial statements for more information on the Company’s interest rate swaps and other derivative instruments.

December 31, 2020

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

	(in thousands)
Derivative assets at fair value(2)	$6,974	$—	$6,974	$(6,974)	$5,257	$(1,717)
Total	$6,974	$—	$6,974	$(6,974)	$5,257	$(1,717)
Repurchase agreements(3)	$1,470,620	$	$1,470,620	$(1,470,620)	$—	$—
Warehouse line of credit	90,185	—	90,185	(90,185)	—	—
Derivative liabilities at fair value(2)	80,380	—	80,380	(80,380)	—	—
Total	$1,641,185	$—	$1,641,185	$(1,641,185)	$—	$—

December 31, 2019

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
	Assets or	Offset in the	the Balance	Financial	Collateral	Net
	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

	(in thousands)
Derivative assets at fair value(2)	$5,833	$—	$5,833	$(5,833)	$367	$(5,466)
Total	$5,833	$—	$5,833	$(5,833)	$367	$(5,466)
Repurchase agreements(3)	$3,657,873	$—	$3,657,873	$(3,657,873)	$—	$—
Warehouse line of credit	133,811	—	133,811	(133,811)	—	—
Derivative liabilities at fair value(2)	52,197	—	52,197	(52,197)	—	—
Total	$3,843,881	$—	$3,843,881	$(3,843,881)	$—	$—
(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)	At December 31, 2020, we had paid approximately $111.1 million on swap and TBA Agency MBS margin calls (included in “Restricted cash”), and we had received cash from counterparties of approximately $5.3 million, which is shown as “Derivative counterparty margin” on our consolidated balance sheets. Our TBA Agency MBS derivatives were approximately $6.8 million in derivative assets at December 31, 2020. Our swap derivatives were approximately $0.2 million in derivative assets and approximately $80.4 million in derivative liabilities at December 31, 2020. At December 31, 2019, we had paid approximately $104.7 million on swap and TBA Agency MBS margin calls (included in “Restricted cash”) and we had received cash from counterparties of approximately $367 thousand, which is shown as “Derivative counterparty margin” on our consolidated balance sheets. Our swap derivatives were approximately $5.3 million in derivative assets and approximately $52.2 million in derivative liabilities at December 31, 2019.
(3)	At December 31, 2020, we had pledged approximately $1.44 billion in Agency MBS and approximately $166.1 million of Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2019, we had pledged approximately $3.42 billion in Agency MBS and approximately $535 million of Non-Agency MBS as collateral on our repurchase agreements.

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

For derivative instruments, the fair value is determined as follows: For all centrally cleared interest rate swaps (those entered into after September 9, 2013) pricing is provided by the central counterparty (large central clearing exchanges such as the Chicago Mercantile Exchange, or the CME, and LCH). These entities use pricing models that reference the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price. To validate the prices for all interest rate swaps, we compare to other sources such as Bloomberg. At December 31, 2020, we did not have any non-centrally cleared swaps.

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

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to

ASC 820-10. At each reporting period, all assets and liabilities, for which the fair value measurement is based (on significant unobservable inputs) are classified as Level 3.

At December 31, 2020 and December 31, 2019, fair value measurements on a recurring basis were as follows:

December 31, 2020

	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Agency MBS(1)	$—	$1,624,354	$—	$1,624,354
Non-Agency MBS(1)	$—	$206,933	$—	$206,933
Derivative instruments(2)	$—	$6,974	$—	$6,974
Liabilities:
Derivative instruments(2)	$—	$80,380	$—	$80,380

December 31, 2019

	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Agency MBS(1)	$—	$3,510,051	$—	$3,510,051
Non-Agency MBS(1)	$—	$643,610	$—	$643,610
Derivative instruments(2)	$—	$5,833	$—	$5,833
Liabilities:
Derivative instruments(2)	$—	$52,197	$—	$52,197
(1)	For more detail about the fair value of our MBS by agency and type of security, see Notes 1 and 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 15.

At December 31, 2020 and December 31, 2019, cash and cash equivalents, investments in U.S. Treasury bills, restricted cash, interest receivable, repurchase agreements, reverse repurchase agreements, warehouse line of credit, and interest payable are reflected in our consolidated financial statements at cost, which approximates fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2020 and December 31, 2019, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on our consolidated balance sheets at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial Assets:
Residential mortgage loans held-for-investment through consolidated securitization trusts	$267,107	$271,715	$458,348	$461,606
Residential mortgage loans held-for-securitization	$109,312	$110,112	$152,922	$154,442
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$258,414	$261,674	$448,987	$450,501

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

Income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2020 and December 31, 2019, there were no significant deferred tax assets and deferred tax liabilities.

The tables below present tax information regarding our dividend distributions for our fiscal year ended December 31, 2020:

8.625% Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

			2020
			Total		2020
			Distribution	2020	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2021
11/06/19	12/31/19	01/15/20	$0.539063	$—	$0.539063	$—	$—
02/27/20	03/31/20	04/15/20	0.539063	—	0.539063	—	—
05/06/20	06/30/20	07/15/20	0.539063	—	0.539063	—	—
08/05/20	09/30/20	10/15/20	0.539063	—	0.539063	—	—
11/05/20	12/30/20	01/15/21	0.539063	—	—	—	0.539063
		Total	$2.695315	$—	$2.156252	$—	$0.539063

6.25% Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

			2020
			Total		2020
			Distribution	2020	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share(1)	Income	Capital	Gains	to 2021
11/06/19	12/31/19	01/15/20	$0.393469	$—	$0.393469	$—	$—
02/27/20	03/31/20	04/15/20	0.390710	—	0.390710	—	—
05/06/20	06/30/20	07/15/20	0.390789	—	0.390789	—	—
08/05/20	09/30/20	10/15/20	0.392057	—	0.392057	—	—
11/05/20	12/30/20	01/15/21	0.390625	—	—	—	0.390625
		Total	$1.957650	$—	$1.567025	$—	$0.390625
(1)	The Series B Preferred Stock is convertible into shares of our common stock. The conversion rate is adjusted per a stated formula when distributions are made to our common stockholders. The value of any conversion rate increase is a deemed distribution for tax purposes and is taxable to holders of our Series B Preferred Stock to the extent supported by earnings and profits and is included in the table above. See Forms 8937 on our Company website for additional details.

7.625% Series C Cumulative Redeemable Preferred Stock (CUSIP 03747 40 8)

			2020
			Total		2020
			Distribution	2020	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2021
11/06/19	12/31/19	01/15/20	$0.476563	$—	$0.476563	$—	$—
02/27/20	03/31/20	04/15/20	0.476563	—	0.476563	—	—
05/06/20	06/30/20	07/15/20	0.476563	—	0.476563	—	—
08/05/20	09/30/20	10/15/20	0.476563	—	0.476563	—	—
11/05/20	12/30/20	01/15/21	0.476563	—	—	—	0.476563
		Total	$2.382815	$—	$1.906252	$—	$0.476563

Common Stock (CUSIP 03747 10 1)

			2020
			Total		2020
			Distribution	2020	Return	Short-Term
Declaration	Record	Payable	Per	Ordinary	of	Capital	Carry-Over
Date	Date	Date	Share	Income	Capital	Gains	to 2021
12/17/19	12/31/19	01/29/20	$0.090000	$—	$0.090000	$—	$—
04/21/20	05/12/20	05/29/20	0.050000	—	0.050000	—	—
06/16/20	06/30/20	07/29/20	0.050000	—	0.050000	—	—
09/16/20	09/30/20	10/29/20	0.050000	—	0.050000	—	—
12/16/20	12/31/20	01/29/21	0.050000	—	—	—	0.050000
		Total	$0.290000	$—	$0.240000	$—	$0.050000

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. At December 31, 2020, the conversion rate was 6.1874. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the year ended December 31, 2020, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock and Series C Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock and Series C Preferred Stock voting together as a single class. Through December 31, 2020, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the year ended December 31, 2020, there were no transactions to convert shares of our Series B Preferred Stock.

NOTE 12. PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2020, our authorized capital included 200,000,000 shares of common stock, of which 99,241,549 shares were issued and outstanding.

At December 31, 2020, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At December 31, 2020, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 779,743 shares of Series B Preferred Stock issued and outstanding, and 2,010,278 shares of Series C Preferred Stock issued and outstanding.

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

On August 10, 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR Capital Markets & Co., or FBR, pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock, and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. During the year ended December 31, 2020, we did not sell any shares of Series C Preferred Stock under the FBR Sales Agreement. At December 31, 2020, there was approximately $152.7 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. In December 2019, our Board decided to no longer include the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan as an amount of stock available for repurchase under our share repurchase program. During the year ended December 31, 2020, we did not repurchase any shares of our common stock.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 15, 2018, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on March 26, 2018, registering up to 15,303,119 shares of our common stock for our 2018 Dividend Reinvestment and Stock Purchase Plan, or the 2018 DRP Plan. During the year ended December 31, 2020, we issued an aggregate of 392,166 shares of our common stock at a weighted average price of $2.00 per share under the 2018 DRP Plan, resulting in net proceeds to us of approximately $763 thousand.

On April 4, 2019, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $490,236,182 maximum offering price of our capital stock. The registration statement was declared effective on April 19, 2019. At December 31, 2020, approximately $490.2 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan. During the year ended December 31, 2020, we issued an aggregate of 8,000 restricted stock units (or phantom shares) under the 2014 Equity Plan.

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

Mr. Joseph E. McAdams, our Chief Executive Officer and President, and the Chief Investment Officer of our

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

Certain of our former officers were previously granted restricted stock and other equity awards (see Note 14, “Equity Compensation Plan”), including dividend equivalent rights, in connection with their service to us, and certain of our former officers had agreements under which they would receive payments if the Company is subject to a change in control (discussed later in this Note 13). In connection with the Externalization, certain of the agreements under which our officers were granted equity awards and would be paid payments in the event of a change in control were modified so that such agreements will continue with respect to our former officers and employees after they became officers and employees of our Manager. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity awards under equity compensation plans in effect now or in the future.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $73.65 per square foot. The base monthly rental for us is $44,802.57, which will be increased by 3% per annum on July 1, 2021. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the years ended

December 31, 2020, 2019, and 2018, we expensed $574 thousand, $565 thousand, and $557 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At December 31, 2020, the future minimum lease commitment was as follows:

			Total
	2021	2022	Commitment

	(in thousands)
Commitment (undiscounted cash flows)	$545	$277	$822
Discounted cash flows on the lease commitment(1)	$516	$257	$773
(1)	The difference between the total commitment amount and the amount on the consolidated balance sheets is due to the amortization of the lease asset and lease liability being done on a straight-line basis rather than by the discounted cash flows.

Under our administrative services agreement with PIA, it provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 2.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days’ prior written notice for any reason and immediately if there is a material breach by PIA. During the years ended December 31, 2020, 2019, and 2018, we paid fees of $143 thousand, $181 thousand, and $181 thousand, respectively, to PIA in connection with this agreement.

NOTE 14. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreases the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant DERs or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the year ended December 31, 2020, we issued to our independent directors an aggregate of 8,000 restricted stock units (or phantom shares) with associated grants of 8,000 DERs in the aggregate under the 2014 Equity Plan. These restricted stock units (or phantom shares) do not vest until our independent directors terminate their service on our Board. At December 31, 2020, there was a total of 70,000 restricted stock units issued over several years to our independent directors. These restricted stock units were expensed in the years they were granted.

In August 2016, we granted to various officers and employees an aggregate of 146,552 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units will vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $4.96. At December 31, 2019, these grants had been fully expensed. The amount expensed on these grants during 2019 was approximately $62 thousand.

In December 2017, we issued to various officers and employees an aggregate of 162,613 performance-based restricted stock units (or phantom shares) with no associated grants of DERs. During the period commencing on the day immediately following the three-year anniversary of the grant date and ending on the ten-year anniversary of the grant date, the restricted stock units shall vest on the last day of any month when the total return to stockholders (meaning the aggregate of our common stock price appreciation and dividends declared, assuming full reinvestment of such dividends) exceeds 10% per annum. During the period commencing on the grant date and ending on the last day of the calendar month after the three-year anniversary of the grant date, the restricted stock units will vest immediately upon the grantee’s involuntary termination of service for any reason other than for cause. The closing price of the Company’s common stock on the grant date was $5.66. During the year ended December 31, 2020, the amount expensed on these grants was approximately $16 thousand. The unrecognized stock expense on these grants at December 31, 2020 was approximately $120 thousand.

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

There have been no stock option transactions that are outstanding under the 2014 Equity Plan during 2020, 2019, and 2018.

The following table summarizes information about restricted stock unit transactions to certain officers and employees of our Manager during the year ended December 31, 2020:

							Weighted
		Unvested				Unvested	Average
Grant		Units at	Restricted	Units		Units at	Remaining
Date Fair		December 31,	Units	Vested in	Units	December 31,	Contractual
Value		2019	Granted	2020	Forfeited	2020	Life (Years)
$4.96	(1)	146,552			—	146,552	—
$5.66		162,613	—	—	—	162,613	7
		309,165	—	—	—	309,165
(1)	This grant has been fully expensed.

The fair value of the aforementioned stock-based award was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2016	2017
	Grant	Grant
Assumptions:
Dividend yield	13.1%	13.1%
Expected volatility	27.7%	27.7%
Risk-free interest rate	3.8%	3.8%
Expected lives	3 years	10 years

We recognize the expense related to these restricted stock units over a vesting period ranging from three to ten years. During the years ended December 31, 2020, 2019, and 2018, we expensed approximately $16 thousand, $78 thousand, and $98 thousand, respectively, related to the restricted stock units grants. In addition to the above restricted stock units, there was a total of 70,000 restricted stock units issued over several years to our independent directors, which were expensed in the years they were granted.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs is ten years from the date of grant. On December 16, 2020, our Board approved a grant of 369,030 DERs to replace an equal amount of DERs that were scheduled to expire in December 2020, which were issued under the 2014 Equity Plan. This grant has only a one-year term, whereas most of the prior grants have a five-year term from the date of the grant. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. At December 31, 2020, there were 710,264 DERs issued and outstanding, which are held by the directors and officers of our Company and employees of our Manager. During the years ended December 31, 2020, 2019, and 2018, we paid or accrued $137 thousand, $301 thousand, and $392 thousand, respectively, related to DERs granted.

NOTE 15. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of December 31, 2020 and December 31, 2019:

		December 31,	December 31,
Derivative Instruments	Balance Sheet Location	2020	2019

		(in thousands)
Interest rate swaps	Derivative Assets	$185	$5,302
TBA Agency MBS	Derivative Assets	6,789	531
		$6,974	$5,833
Interest rate swaps	Derivative Liabilities	80,380	52,197
		$80,380	$52,197

Interest Rate Swap Agreements

At December 31, 2020, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $715 million and a weighted average maturity of approximately 71 months. Additionally, we received six OIS interest rate swaps for a total notional amount of approximately $162.5 million as part of the transition from LIBOR to OIS. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.5455% to 3.2205%) and receive a payment that varies with the three-month LIBOR rate. During the year ended December 31, 2020, 39 swap agreements with an aggregate notional amount of $1.786 billion matured or were terminated.

At December 31, 2020, the amount in AOCI relating to interest rate swaps was approximately $4.3 million. The estimated net amount of the existing losses that were reported in AOCI at December 31, 2020 that is expected to be reclassified into earnings within the next twelve months is approximately $2.2 million.

At December 31, 2020 and December 31, 2019, our interest rate swaps (excluding the OIS interest rate swaps) had the following notional amounts, weighted average fixed rates, and remaining terms:

	December 31, 2020			December 31, 2019
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Notional	Fixed	Term in	Notional	Fixed	Term in
Maturity	Amount	Rate	Months	Amount	Rate	Months
	(in thousands)			(in thousands)
Less than 1 year	$—	—%	—	$541,000	1.70%	7
1 year to 2 years	—	—	—	190,000	1.63	21
2 years to 3 years	50,000	1.55	34	335,000	1.65	34
3 years to 4 years	100,000	1.63	47	295,000	1.71	45
4 years to 5 years	190,000	2.21	65	550,000	2.18	61
5 years to 7 years	375,000	2.77	86	390,000	2.51	85
7 years to 10 years	—	—	—	200,000	2.94	103
	$715,000	2.38%	71	$2,501,000	2.02%	48

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the year ended December 31, 2020, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $28.2 million. During the year ended December 31, 2019, we recognized a loss on derivatives-TBA Agency MBS, net of derivative income, of approximately $14.2 million. The types of securities involved in these TBA contracts are Fannie Mae 15-year and 30-year fixed-rate securities with coupons generally ranging from 2.0% to 3.0%. At December 31, 2020, the notional amount of the TBA Agency MBS was $700 million. At December 31, 2019, the notional amount of the TBA Agency MBS was $250 million.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our derivative instruments, see Note 9, “Fair Values of Financial Instruments,” to the accompanying audited consolidated financial statements.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment — We sublease office space and use administrative services from PIA, as more fully described in Note 13, “Transactions with Affiliates,” to the accompanying audited consolidated financial statements.

Legal Proceedings

See Note 19, “Subsequent Events—Litigation Relating to the Merger,” below for a description of legal actions relating to the Merger that have been filed by purported stockholders of the Company. These are the only legal actions in which the Company is currently involved. In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 17. EARNINGS PER SHARE

The computation of EPS for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Net (Loss)
	to Common	Average	(Loss) per
	Stockholders	Shares	Common Share

	(in thousands)
For the year ended December 31, 2020
Basic EPS	$(112,882)	99,048	$(1.14)
Effect of dilutive securities	—	—	—
Diluted EPS	$(112,882)	99,048	$(1.14)
For the year ended December 31, 2019
Basic EPS	$(64,608)	98,684	$(0.65)
Effect of dilutive securities	—	—	—
Diluted EPS	$(64,608)	98,684	$(0.65)
For the year ended December 31, 2018
Basic EPS	$(15,677)	98,314	$(0.16)
Effect of dilutive securities	—	—	—
Diluted EPS	$(15,677)	98,314	$(0.16)

For the years ended December 31, 2020, 2019, and 2018, there were no options outstanding to purchase shares of our common stock.

NOTE 18. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2020 and 2019. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Dilutive EPS assumes the conversion, exercise, or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2020 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest and other income:
Interest-Agency MBS	$21,258	$12,466	$5,099	$7,698
Interest-Non-Agency MBS	8,120	2,595	2,518	2,440
Interest-residential mortgage loans	4,391	3,948	3,408	2,918
Interest-residential mortgage loans held-for-securitization	1,820	1,403	1,617	1,193
Other interest income	174	—	10	9
	35,763	20,412	12,652	14,258
Interest expense:
Interest expense on repurchase agreements	17,278	4,877	1,478	1,245
Interest expense on asset-backed securities	4,225	3,781	3,258	2,761
Interest expense of warehouse line of credit	1,412	979	1,039	1,027
Interest expense on junior subordinated notes	472	410	332	316
	23,387	10,047	6,107	5,349
Net interest income	12,376	10,365	6,545	8,909
Provision for loan losses	(56)	(564)	—	(50)
Net interest income after provision for loan losses	12,320	9,801	6,545	8,859
Total operating expenses	(3,060)	(3,005)	(2,835)	(4,613)
Other (loss) income:
Income-rental properties	454	384	416	452
Realized net gain on sale of available-for-sale Agency MBS	5,710	10,095	—	—
Net gain on Agency MBS held as trading investments	2,840	—	—	789
Realized net (loss) on sales of available-for-sale Non-Agency MBS	(55,390)	—	—	—
Net (loss) gain on Non-Agency MBS held as trading investments	(59,982)	25,687	13,679	5,080
Gain on sales of residential properties	78	45	78	—
(Loss) gain on derivatives, net	(88,791)	(6,168)	3,986	12,852
Total other (loss) income	(195,081)	30,043	18,159	19,173
Net (loss) income	$(185,821)	$36,839	$21,869	$23,419
Dividends on preferred stock	(2,297)	(2,297)	(2,297)	(2,297)
Net (loss) income to common stockholders	$(188,118)	$34,542	$19,572	$21,122
Basic (loss) earnings per common share	$(1.90)	$0.35	$0.20	$0.21
Diluted (loss) earnings per common share	$(1.90)	$0.34	$0.19	$0.21
Basic weighted average number of shares outstanding	98,823	98,977	99,108	99,208
Diluted weighted average number of shares outstanding	98,823	103,525	103,788	104,033

For the year ended December 31, 2019 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest and other income:
Interest-Agency MBS	$25,711	$24,137	$20,335	$19,990
Interest-Non-Agency MBS	10,466	9,659	9,299	8,614
Interest-residential mortgage loans	5,368	5,259	5,049	4,767
Interest-residential mortgage loans held-for-securitization	86	1,036	1,574	1,618
Other interest income	19	20	679	253
	41,650	40,111	36,936	35,242
Interest expense:
Interest expense on repurchase agreements	27,136	25,979	21,132	18,489
Interest expense on asset-backed securities	5,200	5,091	4,880	4,600
Interest expense of warehouse line of credit	234	1,057	1,381	1,477
Interest expense on junior subordinated notes	547	542	520	492
	33,117	32,669	27,913	25,058
Net interest income	8,533	7,442	9,023	10,184
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	8,533	7,442	9,023	10,184
Total operating expenses	(3,046)	(3,113)	(3,258)	(3,263)
Other (loss) income:
Income-rental properties	436	453	469	441
Realized net (loss) gain on sale of available-for-sale MBS	(6,147)	444	214	1,338
Realized net (loss) gain on sale of Agency MBS held as trading investments	(7,363)	234	—	1,342
Impairment charge on Non-Agency MBS	—	(606)	(1,145)	(357)
Unrealized (loss) gain on Agency MBS held as trading investments	14,906	989	1,939	(798)
Gain on sales of residential properties	—	—	—	31
Gain (loss) on derivatives, net	(27,289)	(53,543)	(24,734)	20,824
Total other (loss) income	(25,457)	(52,029)	(23,257)	22,821
Net (loss) income	$(19,970)	$(47,700)	$(17,492)	$29,742
Dividends on preferred stock	(2,297)	(2,297)	(2,297)	(2,297)
Net (loss) income to common stockholders	$(22,267)	$(49,997)	$(19,789)	$27,445
Basic (loss) earnings per common share	$(0.23)	$(0.51)	$(0.20)	$0.28
Diluted (loss) earnings per common share	$(0.23)	$(0.51)	$(0.20)	$0.27
Basic weighted average number of shares outstanding	98,537	98,635	98,684	98,823
Diluted weighted average number of shares outstanding	98,537	98,635	98,684	103,141

NOTE 19. SUBSEQUENT EVENTS

Special Meeting of Stockholders

We have set March 17, 2021 as the date for the special meeting of our stockholders to, among other things, consider and vote on a proposal to approve the Merger. Stockholders of record as of the close of business on February 4, 2021 are entitled to vote at the special meeting. The Merger is subject to certain customary closing conditions and the receipt of approvals of the respective stockholders of the Company and Ready Capital.

Litigation Relating to the Merger

Seven putative class action lawsuits have been filed by purported stockholders of the Company relating to the Merger.

On January 7, 2021, Shiva Stein, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Shiva Stein v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00122 (referred to as the “Stein Action”). The Stein Action was filed against the Company and our board of directors in connection with the Merger Agreement. The complaint in the Stein Action asserts that the Form S-4 Registration Statement initially filed on January 4, 2021 in connection with the Merger (referred to as the “Initial S-4 Filing”) contained materially incomplete and misleading information concerning financial projections and financial analyses in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder. The Stein Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, compensatory damages against the defendants, and an award of attorneys’ and experts’ fees.

On January 12, 2021, Giuseppe Alescio, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Southern District of New York, styled Giuseppe Alescio v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00258 (referred to as the “Alescio Action”). The Alescio Action was filed against the Company, our board of directors, Ready Capital, and Merger Sub. The complaint in the Alescio Action asserts that the Initial S-4 Filing omitted material information concerning financial forecasts and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Alescio Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees.

On January 19, 2021, Joseph Sheridan, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Southern District of New York, styled Joseph Sheridan v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00465 (referred to as the “Sheridan Action”). The Sheridan Action was filed against the Company, our board of directors, Ready Capital, and Merger Sub. The complaint in the Sheridan Action asserts that the Initial S-4 Filing contained materially incomplete and misleading information concerning the sales process, financial projections, and financial analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Sheridan Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 20, 2021, Ken Bishop, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Eastern District of New York, styled Ken Bishop v. Anworth Mortgage Asset Corporation, et al., No. 1:21-cv-00331 (referred to as the “Bishop Action”). The Bishop Action was filed against the Company and our board of directors. The complaint in the Bishop Action asserts that the Initial S-4 Filing contained materially false and misleading statements and omissions concerning financial projections, financial analyses, the sales process and potential conflicts of interest involving the Company’s financial advisor, Credit Suisse Securities (USA) LLC (“Credit Suisse”), in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Bishop Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 21, 2021, Samuel Carlisle, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Samuel Carlisle v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00566 (referred to as the “Carlisle Action”). The Carlisle Action was filed against the Company and our board of directors. The complaint in the Carlisle Action asserts that the Initial S-4 Filing omitted or misrepresented material information concerning financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Carlisle Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, and an award of attorneys’ and experts’ fees.

On January 26, 2021, Reginald Padilla, a purported shareholder of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Reginald Padilla v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00702 (referred to as the “Padilla Action”). The Padilla Action was filed against the Company and our board of directors. The complaint in the Padilla Action asserts that the Initial S-4 Filing was materially deficient and misleading in regards to financial projections, potential conflicts of interest involving Credit Suisse, and the background of the Merger, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Padilla Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, the filing of an amendment to the registration statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, and an award of attorneys’ and experts’ fees.

On February 1, 2021, Diane Antasek, as Trustee for The Diane R. Antasek Trust Agreement, April 8, 1997, and Ronald Antasek, as Trustee for the Ronald J. Antasek Sr. Trust Agreement, April 8, 1997, purported shareholders of the Company, filed a lawsuit in the United States District Court for the Central District of California, styled Antasek et al. v. Anworth Mortgage Asset Corporation, et al., No. 2:21-cv-00917 (referred to as the “Antasek Action,” and collectively with the Stein Action, Alescio Action, Sheridan Action, Bishop Action, Carlisle Action, and the Padilla Action, the “Actions”). The Antasek Action was filed against the Company and our board of directors. The complaint in the Antasek Action asserts that the Initial S-4 Filing was materially deficient in regards to potential conflicts of interest involving Credit Suisse, financial projections and financial valuation analyses in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that our board of directors violated their fiduciary duty as a result of an unfair process for an unfair price. The Antasek Action seeks, among other things, an injunction enjoining the Merger from closing, rescission of the Merger or rescissory damages if the Merger is consummated, an order directing our board of directors to exercise their fiduciary duties to commence a sale process that is reasonably designed to secure the best possible consideration for the Company and obtain a transaction which is in the best interests of the Company and its stockholders, an award of damages sustained, and an award of attorneys’ and experts’ fees.

We intend to vigorously defend the Company and our board of directors against the Actions.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2020

(dollar amounts in thousands)

								Principal
								Amount
								Subject to
Residential Mortgage Loans			Final	Periodic				Delinquent
Held-for-Investment Through	Number	Interest	Maturity	Payment	Prior	Face	Carrying	Principal or
Consolidated Securitization Trusts	of Loans	Rate(1)	Date(2)	Terms(3)	Liens	Amount	Amount	Interest(4)
By Product Type:
30-year fixed-rate loans	367	3.91%	2045	P&I	—	$237,685	$237,685	$7,446
20-year fixed-rate loans	1	4.00	2045	P&I	—	699	699	—
15-year fixed-rate loans	43	3.12	2045	P&I	—	20,172	20,172	—
5-year to 10-year hybrid ARMs	10	2.93	2045	P&I	—	8,233	8,233	—
Unamortized premium, net of discount						515	515
Allowance for loan losses						(197)	(197)
	421	3.83%				$267,107	$267,107	$7,446
By Original Balance Stratification:
$100,000 - $300,000	10	3.65%	2045	P&I	—	$2,235	$2,235	$—
$300,001 - $500,000	116	3.78	2045	P&I	—	48,505	48,505	1,340
$500,001 - $700,000	163	3.83	2045	P&I	—	97,032	97,032	3,087
$700,001 - $900,000	91	3.89	2045	P&I	—	72,054	72,054	3,019
> $900,000	41	3.77	2045	P&I	—	46,963	46,963	—
Unamortized premium, net of discount						515	515
Allowance for loan losses						(197)	(197)
	421	3.83%				$267,107	$267,107	$7,446
(1)	This represents the weighted average net coupon rate.
(2)	Represents the Final Maturity Date of the securitization trusts.
(3)	Principal and interest (“P&I”) is generally payable at level amounts over life to maturity.
(4)	Does not include any amounts that are delinquent less than 90 days.

NOTE TO SCHEDULE IV – RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

Year Ended
December 31,
2020
Residential Mortgage Loans Held-for-Investment Through Consolidated Securitization Trusts	(in thousands)
Balance at beginning of period	$458,348
Deductions during period:
Collections of principal	(189,979)
Amortization of premium	(1,240)
Provision for credit losses	(644)
Charge-offs, net	622
Balance at end of period	$267,107

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2020

(dollar amounts in thousands)

								Principal
								Amount
								Subject to
			Final	Periodic				Delinquent
Residential Mortgage Loans	Number	Interest	Maturity	Payment	Prior	Face	Carrying	Principal or
Held-for-Securitization	of Loans	Rate(1)	Date(2)	Terms(3)	Liens	Amount	Amount	Interest(4)
By Product Type:
30-year fixed-rate loans	53	5.57%	2048	P&I	—	$18,365	$18,365	$170
20-year fixed-rate loans	—	—	—	P&I	—	—	—	—
15-year fixed-rate loans	2	5.38	2033	P&I	—	411	411	—
5-year to 10-year hybrid ARMs	167	5.35	2048	P&I	—	87,831	87,831	3,584
Unamortized premium and deferred transaction costs						2,761	2,761
Allowance for loan losses						(56)	(56)
	222	5.39%				$109,312	$109,312	$3,754
By Original Balance Stratification:
$10,000 - $160,000	18	5.82%	2048	P&I	—	$1,944	$1,944	$—
$160,001 - $360,000	76	5.60	2048	P&I	—	18,320	18,320	450
$360,001 - $560,000	61	5.26	2048	P&I	—	26,555	26,555	880
$560,001 - $760,000	34	5.38	2048	P&I	—	21,262	21,262	1,289
$760,001 - $960,000	10	5.57	2048	P&I	—	8,475	8,475	—
> $960,001	23	5.29	2048	P&I	—	30,051	30,051	1,135
Unamortized premium and deferred transaction costs						2,761	2,761
Allowance for loan losses						(56)	(56)
	222	5.39%				$109,312	$109,312	$3,754
(1)	This represents the weighted average net coupon rate.
(2)	Represents the Final Average Maturity Date of the loans, based on the Weighted Average Remaining Term to Maturity.
(3)	Principal and interest (“P&I”) is generally payable at level amounts over life to maturity.
(4)	Does not include any amounts that are delinquent less than 90 days.

NOTE TO SCHEDULE IV – RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

Year Ended
December 31,
Residential Mortgage Loans Held-for-Securitization	2020
(in thousands)
Balance at beginning of period	$152,922
Additions during period:
New loans	—
Premium and deferred transaction costs on new loans	—
Deductions during period:
Collections of principal	(41,379)
Amortization of premium and costs	(1,253)
Allowance for loan losses	(56)
Other	(922)
Balance at end of period	$109,312

[THIS PAGE INTENTIONALLY LEFT BLANK]